Form 10QSB
period 1997-09-30
LANDMARK FINANCIAL CORP /DE
filed 1997-11-06
CIK 1041392

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC   20549


                           FORM 10-QSB

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ----- to -----

                 Commission File Number 0-22951

                    LANDMARK FINANCIAL CORP.
     (Exact name of Registrant as specified in its Charter)

               Delaware                     16-1531343
-----------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)       Identification Number)


26 Church Street, Canajoharie, New York               13317
-----------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code:
                         (518) 673-2012

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          X  Yes        No

    As of September 30, 1997, there were no shares of the Registrant's common stock, par value $0.10 per share, outstanding.

Part I.

FINANCIAL INFORMATION

    Landmark Financial Corp. (the "Registrant") was formed to serve as the stock holding company for Landmark Community Bank (the "Bank") pursuant to the Bank's mutual-to-stock conversion. As of the date hereof, the Bank has not completed its conversion, and, accordingly, the Registrant has no assets or liabilities.

Part II.

OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         27     Financial Data Schedule

         No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                           SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             LANDMARK FINANCIAL CORP.



Date: November 4, 1997       \s\ Gordon E. Coleman
                             ----------------------------------
                             Gordon E. Coleman
                             (President and Chief Executive
                              Officer)



Date: November 4, 1997       \s\ Carl J. Rockefeller
                             ----------------------------------
                             Carl J. Rockefeller
                             (Corporate Secretary)