Form 10QSB
period 1997-12-31
LANDMARK FINANCIAL CORP /DE
filed 1998-02-11
CIK 1041392

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                 ------------------------------

                           FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended December 31, 1997

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

                  Commission File No. 000-22951


                    LANDMARK FINANCIAL CORP.
     (Exact name of registrant as specified in its charter)

  United States of America                     16-1531343
(State or other jurisdiction         (IRS Employer Identification
   of incorporation or                           number)


          26 Church Street, Canajoharie, New York 13317
            (Address of principal executive offices)

       Registrant's telephone number, including area code:
                         (518) 673-2012

      ----------------------------------------------------
       Former name, former address and former fiscal year,
                  if changed since last report

     Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes /X/  No /  /

              APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 152,000 shares of Common Stock, par value $.10 per share.

     Transitional Small Business Disclosure Format (check one):

Yes  /   / No  /X/

             LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                        Table of Contents

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements:

          Consolidated Statements of Financial Condition
            at December 31, 1997 and March 31, 19971        1

          Consolidated Statements of Operations for the
            Three Months and Nine Months Ended
            December 31, 1997 and 1996                      2

          Consolidated Statements of Changes in
            Stockholders' Equity for the Nine Months
            Ended December 31, 1997                         3

          Consolidated Statements of Cash Flows for the
            Nine Months Ended December 31, 1997 and 1996    4

          Notes to Consolidated Financial Statements        5

     Item 2.   Management's Discussion and Analysis of
               Financial Condition And Results of
               Operation                                    7

PART II - OTHER INFORMATION                                 13

SIGNATURES                                                  14

             Landmark Financial Corp. and Subsidiary
         Consolidated Statements of Financial Condition
               December 31, 1997 and March 31,1997


                                                   December 31,    March 31,
                                                      1997            1997
                                                  (Unaudited)
          Assets
Cash                                                $   157,213   $   589,458
Interest Bearing Deposits                             1,889,667       120,000
Investment Securities, Net (Available For Sale)         807,659       397,793
Investment Securities, Net (Held To Maturity)                 0       200,000
Trading Account Securities                                    0        69,324
Mortgage-Backed Securities, Net (Held To Maturity)       86,327       257,096
Loans Receivable, Net                                13,688,506     9,392,212
Accrued Interest Receivable                              66,445        38,630
Stock In Federal Home Loan Bank, At Cost                 71,600        58,500
Office Properties And Equipment, At Cost
  Less Accumulated Depreciation                         167,443       155,379
Deferred Tax Asset, Net                                  23,400        40,309
Other Assets                                             74,918         7,100

          Total Assets                              $17,033,178   $11,325,801

          Liabilities And Stockholders' Equity

Deposits                                             14,616,752    10,237,301
Accrued Interest On Deposits                                 87             0
Advance Payments By Borrowers For Taxes
  And Insurance                                         202,881       107,277
Income Taxes Payable                                     17,100             0
Accrued Expenses And Other Liabilities                   32,722        26,317

          Total Liabilities                        14,869,542    10,370,895

Stockholders' Equity:
 Common Stock, $0.10 Par Value Per Share:
  152,000 Shares Authorized; 152,000 and 0
  Issued At December 31, 1997 and
  December 31,1996 Respectively                          15,200             0
Additional Paid-In Capital                            1,306,077             0
Retained Earnings (Substantially Restricted)            955,681       956,285
Unrealized Gain (Loss) On Securities Available
  For Sale, Net of Taxes                                  8,278        (1,379)
Unearned ESOP Shares                                   (121,600)            0

       Total Stockholders' Equity                     2,163,636       954,906

       Total Liabilities and Stockholders' Equity   $17,033,178   $11,325,801

See accompanying notes to unaudited consolidated financial statements.

             Landmark Financial Corp. and Subsidiary
              Consolidated Statements of Operation
              December 31,1997 and December 31.1996
                           (Unaudited)


                                         For the Three Months Ended     For the Nine Months Ended
                                                 December 31,                  December 31,

                                            1997            1996           1997           1996
Interest income:
  Loans receivable                        $304,111        $155,044       $843,800       $406,532
  Mortgage-backed securities                 1,845           3,528          6,567          7,748
  Investments                               31,604          19,490         68,628         68,907
  Other

    Total interest income                  337,560         178,062        918,995        483,187

Interest expense:                          195,950          89,871        537,336        227,623
  Deposits

    Total interest expense                 195,950          89,871        537,336        227,623

    Net interest income                    141,610          88,191        381,659        255,564

Provision for losses on loans                    0               0         12,000              0

  Net interest income after provision
   for losses on loans                     141,610          88,191        369,659        255,564

Noninterest income:

  Late charges and other loan fees           4,383           8,190         14,925         19,845
  Gain on sale of investment securities
   and mortgage-backed securities                0               0         12,411             50
  Commissions and other fees                11,905               0         16,944              0
  Other                                     12,303           2,321         13,337          3,906

    Total noninterest income                28,591          10,511         57,617         23,801

Noninterest expense:

  Compensation and employee benefits        85,641          50,889        204,091        111,586
  Office buildings and equipment             3,057           6,525         10,842         16,712
  Data processing                            8,879           4,993         26,137         13,656
  Advertising                                4,586             758          7,518          2,983
  Deposit insurance premiums                 2,092          47,181          5,044         54,869
  Other                                     49,305          54,032        156,362        115,398
  Amortization of cost in excess of fair
   value of net assets acquired              8,666           2,304         18,086          5,850

    Total noninterest expense              162,226         166,682        428,080        321,054

    Income (loss) before income taxes        7,975         (67,980)          (804)       (41,689)

Income tax expense (benefit)                     0         (10,000)          (200)       (10,000)

    Net income (loss)                       $7,975        ($57,980)         ($604)      ($31,689)

Earnings per share                           $0.06             ---         ($0.00)           ---

Average common and common equivalent
  shares outstanding                       139,840             ---        139,840            ---


See accompanying notes to unaudited consolidated financial statements.

PAGE

                          Landmark Financial Corp.and Subsidiary
                Consolidated Statement of Changes in Stockholders' Equity
                           Nine Months Ended December 31, 1997
                                       (Unaudited)


                                                                  Unrealized
                                                                  gain(loss)
                                                                on securities
                                       Additional               available for     Unearned     Total
                              Common    paid-in     Retained      sale, net, of     ESOP    stockholders'
                              stock     capital     earnings   applicable taxes    shares      equity

Balance, March 31, 1997           $0         $0     $956,285         ($1,379)          $0       $954,906

Net income                                              (604)                                      ($604)

Issuance of common stock      15,200  1,306,077                                  (121,600)    $1,199,677

Change in unrealized gain
 (loss) on securities
 available for safe, net                                               9,657                      $9,657

Balance, December31, 1997    $15,200 $1,306,077     $955,681          $8,278    ($121,600)    $2,163,636


See accompanying notes to unaudited consolidated financial statements.

PAGE

             Landmark Financial Corp. and Subsidiary
              Consolidated Statements of Cash Flows
          Nine Months Ended December 31, 1997 and 1996
                           (Unaudited)


                                                                    December 31,    December 31,
                                                                        1997            1996
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES
  Net income (loss)                                                       ($604)        ($31,689)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
  Depreciation                                                           16,312            5,594
  Amortization (accretion), net                                           1,774              256
  Provision for loan losses                                              12,000                0
  Deferred income taxes                                                 (16,300)         (11,800)
  Decrease (increase) in
    Accnued interest receivable                                         (27,815)          (5,197)
    Trading account securities                                           69,324                0
    Other assets                                                        (34,609)         (21,358)
  Increase (decrease) in
    Accnued expenses and other liabilities                                6,405            7,473
    Accrued interest payable                                                 87                0
    Income taxes payable                                                 17,100                0

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
  Net increase in loans receivable                                   (4,308,294)      (2,189,360)
  Purchase of investments required by law                               (13,100)               0
  Proceeds from sale of investments required by law                           0            5,700
  Proceeds from held-to-maturity securities                             335.533                0
  Purchases of held-to-maturity securities                                    0         (200,000)
  Purchases of available-for-sale securities                           (401,983)         (98,708)
  Proceeds from principal repayments of mortgage-backed securities       35,236           64,527
  Purchase of premises and equipment                                    (28,376)         (86,200)

                                                                     (4,380,984)      (2,504,041)

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                 4,379,451        1,719,518
  Increase (decrease) in advances from borrowing taxes and insurance     95,604           70,964
  Proceeds from sale of capital stock, net                            1,199,677                0

                                                                      5,674,732        1,790,482

       Net increase (decrease) in cash                                1,337,422         (770,280)

CASH, beginning of year                                                 709,458        1,350,573

CASH, end of year                                                    $2,046,880         $580,293

SUPPLEMENTAL DISCLOSURES:
    Cash paid for:
      Income taxes                                                         $900          $17,140
      Interest                                                         $537,249         $148,404

    Increase (decrease) on unrealized gain
      on securities available-for-sale                                   $9,657          $29,023


See accompanying notes to unaudited consolidated financial statements.

             LANDMARK FINANCIAL CORP. AND SUBSIDIARY
           Notes To Consolidated Financial Statements
                           (Unaudited)
                        December 31, 1997

(1)  Landmark Financial Corp. and Subsidiary

Landmark Financial Corp. (the Company) was incorporated under the laws of the state of Delaware for the purpose of becoming the savings and loan holding company of Landmark Community Bank, a Savings Bank (the Bank) in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, pursuant to its Plan of Conversion. On August 12, 1997, the Company commenced a Subscription and Community Offering of its shares in connection with the conversion of the Bank (the Offering). The Offering was consummated and the Company acquired the Bank on November 13, 1997. The Company had no assets prior to the conversion and acquisition on November 13, 1997.

The accompanying consolidated financial statements as of and for the three months and nine months ended December 31, 1997 include the accounts of the Company and the Bank. The accompanying consolidated statements of financial condition as of March 31, 1997 and the statements of operations and cash flows for the three months and nine months ended December 31, 1996, respectively are of the Bank.

(2)  Basis of Preparation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1997, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments consisting only of normal recurring accruals which are necessary for the fair presentation of the interim financial statements have been included. The consolidated statement of operations for the three month period ended December 31, 1997 and the nine month period ended December 31, 1997 are not necessarily indicative of the results which may be expected for the entire year. The March 31, 1997 balance sheet has been derived from the audited financial statements as of that date.

             LANDMARK FINANCIAL CORP. AND SUBSIDIARY
           Notes To Consolidated Financial Statements
                           (Unaudited)
                        December 31, 1997

(3)  Pro Forma Earnings Per Share

On November 13, 1997, 152,000 shares of the Company's stock were issued, including 12,160 shares issued to the Employees Stock Ownership Plan (ESOP). Pro forma income per share amounts for the three month and nine month periods ended December 31, 1997 are based upon 139,840 shares, exclusive of shares issued to the ESOP, as though those shares were outstanding for the entire period. The computation does not reflect the pro forma effects of the investment income that would have been earned had the net proceeds from conversion been received at the beginning of the three and nine month periods.

(4)  Stockholders' Equity and Stock Conversion

The Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank pursuant to its Plan of Conversion which was approved by the Bank's members on September 23, 1997. The conversion was effective on November 23, 1997 and resulted in the issuance of 152,000 shares of common stock (par value $0.10) at $10.00 per share for a gross sales price of $1,520,000. Cost related to conversion (primarily underwriters' commissions, printing and professional fees) aggregated $320,323 and were deducted to arrive at the net proceeds of $1,078,077, net of the ESOP loan. The company established an employee stock ownership trust which purchased 12,160 shares of common stock of the Company at the issuance price of $10.00 per share with funds borrowed from the Bank.

(5)  Employee Stock Ownership Plan

All employees meeting age and service requirements are eligible to participate in an ESOP established on November 23, 1997. Contributions made by the Bank to the ESOP are allocated to participants by a formula based on compensation. Participant benefits become 100% vested after five years. There was no ESOP expense for the period ended December 31, 1997.

             Landmark Financial Corp. and Subsidiary
                        December 31, 1997

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of Landmark Financial Corp. and its wholly owned subsidiary, Landmark Community Bank, a Savings Bank, (collectively the Bank) at December 31, 1997 to the financial condition at March 31, 1997, its fiscal year-end, and the results of operations for the three months and nine months ended December 31, 1997, with the same periods in fiscal 1996. This discussion should be read in conjunction with the interim financial statements and notes which are included herein.

During August and September 1997, the Office of Thrift Supervision (OTS) conducted its previously scheduled routine safety and soundness on-sight examination of the Bank. During the course of its examination OTS examiners raised a number of concerns and noted certain deficiencies in the Bank's operations. As a result of the examination the Bank has agreed with the OTS not to originate any new consumer or commercial loans and to limit one-to-four family loan origination's to no more than $200,000 per month. Management has addressed the concerns of the OTS and expects that full operational lending authority will be restored in the quarter ending March 31, 1998.

General

Landmark Financial Corp. was organized as a Delaware corporation in June 1997 to acquire all of the capital stock issued by Landmark Community Bank, a Savings Bank upon its conversion from the mutual to stock form of ownership. Landmark Community Bank, a Savings Bank was founded in 1925 as a New York chartered savings and loan association located in Canajoharie, New York. In 1997, its members voted to convert to a federal charter. The business of the holding company consists primarily of the business of the Bank.

The Bank conducts its business through its main office in Canajoharie, Montgomery County, New York. The Bank has been, and intends to continue to be, a community -oriented financial institution offering selected financial services to meet the needs of the communities it serves. The Bank attracts deposits from the general public and historically has used such deposits, together with other funds, primarily to originate oneto-four family residential mortgage loans, construction and land loans for single-family residential properties, commercial loans and consumer loans consisting primarily of loans secured by automobiles. While the Bank's primary business has been that of a traditional thrift institution, originating loans in its primary market area for retention in its portfolio, the Bank also has been an active participant in the origination of consumer loans primarily for the purchase of automobiles

             Landmark Financial Corp. and Subsidiary
                        December 31, 1997

The most significant factors influencing the operations of the Bank and other financial institutions include general economic conditions, competition in the local market place and the related monetary and fiscal policies of agencies that regulate financial institutions. More specifically, the cost of funds primarily consisting of insured deposits is influenced by interest rates on competing investments and general market rates of interest, while lending activities are influenced by the demand for real estate financing and other types of loans, which in turn is affected by the interest rates at which such loans may be offered and other factors affecting loan demand and funds availability.

The deposits of the Bank are presently insured by the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund ("BIF") are the two insurance funds administered by the Federal Deposit Insurance Corporation (FDIC). In the third quarter of 1995, the FDIC lowered the premium schedule for BIF-insured institutions in anticipation of the BIF achieving its statutory reserve ratio. The reduced premium created a significant disparity in deposit insurance expense causing a competitive advantage for BIF members. Legislation enacted on September 30, 1996 provided for a one-time special assessment of
 .657% of the Bank's SAIF insured deposits at March 31,1995. The purpose of the assessment was to bring the SAIF to its statutory reserve ratio. Based upon the above formula, the Bank charged $43,000 against earnings for the three months ended December 31, 1996. Although the special one-time assessment significantly increased non-interest expense for the period, the anticipated reduction in the premium schedule has reduced the Bank's federal insurance premiums in the current fiscal year.

Financial Condition

Total assets increased $5.70 million, or 50.4%, to $17.03 million at December 31,1997 from $11.33 million at March 31, 1997. Part of this increase was due to the sale of Landmark Financial Corp. common stock, which generated net proceeds of $1,078,077 on November 13,1997 after deducting an $121,600 loan by Landmark Financial Corp. to the Bank. The loan was used to purchase common stock for the ESOP. The remaining increase in assets is due to an increase in out of market deposits of $4.4 million held by the bank in the form of certificates of deposits.

Loans receivable, net increased by $4.29 million, or 45.7%, to $13.69 million at December 31,1997 from $9.40 million at March 31,1997 primarily due to increases in consumer loans of $2.41 million, an increase in commercial loans of $461,000, and an increase in one-to-four family portfolio loans of $1.46 million.

Interest-bearing deposits in other institutions increased by $1.77 million, or 1,474.7%, to $1.89 million at December 31, 1997 from $120,000 at March 31, 1997 due to net proceeds from the sale of common stock being temporarily invested in Federal Home Loan Bank overnight deposits.

             Landmark Financial Corp. and Subsidiary
                        December 31, 1997

Deposits increased $4.4 million, or 42.8%, to $14.6 million at December 31, 1997 from $10.2 million at March 31, 1997. The increase in deposits is primarily attributable to an increase in out of market certificate of deposits of $4.4 million with maturities of two to five years. These deposits were obtained by participating in an on-line internet service through advertising certificate of deposit rates nationwide.

Total equity increased $1,208,730, or 126.6%, to $2,163,636 at
December 31, 1997 from $954,906 at March 31, 1997, due to a sale of 152,000 common shares at an initial offering price of $10 per share less the establishment of the Company's $121,600 ESOP and conversion-related costs of $320,323.

Comparison of Operating Results for the Three Months and Nine
Months Ended December 31! 1997 and the Three Months and Nine
Months Ended December 31. 1996

Performance Summary. The Company's net income increased $65,955 to $7,975 for the three months ended December 31, 1997, compared to a net loss of $57,980 for the three months ended December 31, 1996. The increase in earnings for the three months ended December 31, 1997 as compared to the same period in 1996 is primarily due to the one-time special assessment of $43,000 paid to the SAIF fund in the three months ended December 31, 1996. The net loss decreased $31,085, or 98.1%, to $604 for the nine months ended December 31, 1997, as compared to $31,689 for the same period in fiscal year 1996. The increase in earnings for the nine months ended December 31, 1997 as compared to the same period in 1996 is primarily due to the one-time special assessment of $43,000 paid to the SAIF fund in the nine months ended December 31, 1996.

Net interest income. The Company's net interest income increased $53,419, or 60.6%, to $141,610 for the three months ended December 31, 1997, from $114,198 for the three months ended December 31, 1996. The increase in net interest income reflects an increase of $159,498 in interest income and a corresponding increase of $106,079 in interest expense for the three months ended December 31, 1997 as compared to the same period in 1996. For the nine months ended December 31, 1997, net interest income increased $126,095, or 49.3%, from $255,564 for the same period in fiscal 1996. The increase in net interest income reflects an increase of $435,808 in interest income and a corresponding increase of $309,713 in interest expense for the nine months ended December 31, 1997 as compared to the same period in 1996. The increase in interest income reflects increased balances of loans receivable, primarily consumer auto loans and one-to-four family mortgages that were originated in the fourth quarter of fiscal year ended March 31, 1997 and the first quarter of fiscal year ended March 31, 1998. Interest expense increased primarily due to the increase of out of market deposits of $4.4 million.

Provisionfor Loan Losses. During the three months ended December 31, 1997, the Bank charged 0 (zero) against earnings as a provision for loan losses compared to a provision of 0 (zero) charged against earnings for the three months ended December 31, 1996. For the nine months ended December 31, 1997, the Bank charged $12,000 against earnings as a provision for loan losses compared to 0 (zero) charged against earnings for

             Landmark Financial Corp. and Subsidiary
                        December 31, 1997

the nine months ended December 31, 1996. The allowance for loan losses at December 31, 1997 is .89% of loans receivable, net as compared to 1.17% of loans receivable, net at

March 31, 1997. Total nonperforming loans at December 31, 1997 are $106,000, or .77% of loans receivable, net, as compared to total nonperforming loans at March 31, 1997 of 47,000 or .50% of loans receivable net.

Management regularly reviews the loan portfolio, including problem loans, and changes in the relative makeup of the loan portfolio to determine whether any loans require classification or the establishment of additional reserves. Management will continue to monitor its allowance for loan losses and make future additions to the allowance as economic conditions dictate. Although the Bank maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

Noninterest Income. For the three months ended December 31, 1997, Noninterest income increased $18,080 or 172.0%, to $28,591 from $10,511 for the same period in 1996. For the nine months ended December 31, 1997, noninterest income increased $33,816 or 142.1% from $23,801 for the same period in 1996. The increase is primarily due to gain realized in the sale of trading account securities in the amount of $ 12,411 and commissions received by the Bank for brokering mortgage applications underwritten at other financial institutions of $9,325 and miscellaneous fee income of approximately $7,600. Other income also includes a one-time recapture of income previously charged off as interest expense in a prior quarter during the fiscal nine months ended December 31, 1997. The amount ofthis income recapture is $8,985.

Noninterest Expense. Noninterest expense decreased $4,456 or 2.7%, to $162,226 for the three months ended December 31, 1997 from $166,682 for the same period in 1996. The decrease was primarily due to the payment of the SAIF one-time assessment in 1996 of $43,000. During this same period compensation and related benefits expense increased $34,752. Noninterest expense increased $107,026 or 33.3%, to $428,080 from $321,054 for the same period in 1996. Of this increase $92,505 was related to increased expenses associated with compensation and related benefits for the period in conjunction with the Bank's rapid growth.

Nonperforming Assets

On December 31, 1997, nonperforming assets were $105,647 compared to $46,744 on March 31, 1997. The balance of the Bank's allowance for loan losses was $122,000, or 115.48% of nonperforming loans as of December 31, 1997. Loans are considered nonperforming when the collection of principal and/or interest is not probable, or in the event payments are more than ninety days delinquent.

             Landmark Financial Corp. and Subsidiary
                        December 31, 1997

Capital Resources

The Bank is subject to three capital to asset requirements in accordance with OTS regulations. The following table is a summary of the Bank's regulatory capital requirements versus actual capital as of December 31, 1997 and March 31, 19.97, respectively:

                        December 31, 1997


                           Actual          Required           Excess
                       amount/percent   amount/percent    amount/percent
                                    (dollars in thousands)
Tangible               $2,158  12.67%    $255   1.50%     $1,903   11.17%
Core leverage capital   2,158  12.67      681   4.00       1,477    8.68
Risk-based capital      2,280  21.99      829   8.00       1,451   13.99

                                March 31, 1997

                           Actual          Required           Excess
                       amount/percent   amount/percent    amount/percent
                                    (dollars in thousands)

Tangible                 $956   8.40%    $170   1.50%       $786    6.90%
Core leverage capital     956   8.40      453   4.00         503    4.40
Risk-based capital        956  16.00      478   8.00         478   10.00


Liquidity

The Bank's principal sources of funds are deposits, principal and interest payments on loans, deposits in other insured institutions and investment securities. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition. Additional sources of funds may obtained from the FHLB of New York by utilizing numerous available products to meet funding needs.

The Bank is required to maintain minimum levels of liquid assets as defined by regulations. The required percentage is currently 5.0% of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The Bank has maintained its liquidity ratio at levels exceeding the minimum requirement. The eligible

            Landmark Financial Corp. and Subsidiary
                       December 31, 1997

liquidity ratio at December 31. 1997 and March 31. 1997 were
19.59% and 12.45%, respectively.

In light of the competition for deposits, the Bank may utilize the funding source of the FHLB to meet demand in accordance with the Bank's growth plans. The wholesale funding sources may allow the Bank to obtain a lower cost of funding and create a more efficient liability match to the respective assets being funded.

For the purpose of the cash flow statement, all short-term investments with a maturity of three months or less at date of purchase are considered cash equivalents. Cash and cash equivalents for the periods ended December 31, 1997 and March 31, 1997 were $2,046,880 and $709,458, respectively. The increase was primarily due to the fact that the majority of the proceeds from the sale of common stock was invested at the FHLB.

Net cash provided by operating activities increased to $43,674 at December 31, 1997 from ($56,721) at December 31, 1996.

            Landmark Financial Corp. and Subsidiary
                       December 31, 1997

                  Part II - Other Information

Item 1. Legal Proceedings

From time to time, the Company is involved as a plaintiff or defendant in various legal actions incident to its business. None of these actions individually or in the aggregate is believed to be material to the financial condition of the Company.

Item 2. Changes in Securities

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Subsequent Event

None

Item 6. Other Information

None

Item 7. Exhibits and Reports

None

            Landmark Financial Corp. and Subsidiary
                       December 31, 1997

                          SIGNATURES

Under the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned "hereunto duly authorized.


                    LANDMARK FINANCIAL CORP.

Date:  1/28/98                /s/ Gordon E. Coleman
                              ----------------------------------
                              Gordon E. Coleman
                              President and Chief Executive
                               Officer

Date:  1/28/98                /s/ John F. Von Ahn
                              ----------------------------------
                              John F. Von Ahn
                              Vice President and Chief Financial
                               Officer
                               (Principal Financial Officer)