Form 10-K
period 1998-03-31
LANDMARK FINANCIAL CORP /DE
filed 1998-06-25
CIK 1041392

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB


 [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                    ACT OF 1934
                    For the Fiscal Year Ended March 31, 1998
                                       OR
           [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
 For the transaction period from ___________________ to ______________________



                        Commission File Number: 000-22951



                            LANDMARK FINANCIAL CORP.
             (Exact Name of Registrant as Specified in its Charter)



           Delaware                                     16-1531343
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

   26 Church Street, Canajoharie, NY                        13317
(Address of Principal Executive Office)                 (Zip Code)



                                (518) 673-2012
               (Registrant's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:


                     Common Stock, par value $.10 per share
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days. YES __ NO x

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

      The Registrant's revenues for the fiscal year ended March 31, 1998 were $1,293,000.

     As of June 10, 1998, there were issued and outstanding 152,000 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of June 10, 1998, 1998 ($12.75) was $1,938,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended March 31, 1998 (Parts II and IV).

2.   Proxy Statement for the 1998 Annual Meeting of Stockholders (Parts I and
     III).

                                     PART I

ITEM 1.  Business

Landmark Financial Corp.

     Landmark Financial Corp. (the "Company") was organized in June 1997 for the purpose of serving as the holding company for Landmark Community Bank (the "Bank"). The Company has not engaged and will not engage in any material operations. The Company has no significant assets other than the outstanding capital stock of the Bank, net proceeds of $120,007 from the Stock Conversion and a note evidencing its loan to the Bank's ESOP. The Company's principal business is overseeing and directing the business of the Bank and investing the net Stock Conversion proceeds retained by it.

     At March 31, 1998, the Company had consolidated assets of $16,811,038, deposits of $14,628,856 and stockholders' equity of $2,059,355.

     The executive office of the Company is located at 26 Church Street, Canajoharie, New York 13317-1117. Its telephone number at that address is
(518) 673-2012.

Landmark Community Bank

     The Bank is a federally chartered stock savings bank headquartered in Canajoharie, New York. The Bank was chartered in 1925 as a New York savings and loan association under the name Canajoharie Building Savings and Loan Association. In 1997, the Bank converted to a federal mutual savings bank charter and changed its name to Landmark Community Bank. Its deposits are insured up to the maximum allowable amount by the SAIF of the FDIC. Through its office it serves communities located in Canajoharie, New York.

     The Bank has been, and intends to continue to be, a community-oriented financial institution offering selected financial services to meet the needs of the communities it serves. The Bank attracts deposits from the general public and historically has used such deposits, together with other funds, to originate one- to four-family residential mortgage loans, and in recent periods to originate commercial real estate loans, commercial business loans and consumer loans consisting primarily of personal loans secured by automobiles. At March 31, 1998, the Bank's total loan portfolio was $13.8 million, of which $8.7 million, or 63.1% were one- to four-family residential mortgage loans, $971,000, or 7.1% were commercial real estate loans, $3.9 million, or 28.6% were consumer loans, and $169,000, or 1.2% were commercial business loans.

     During the year ended March 31, 1998, the Bank originated $7.7 million of fixed-rate and $237,000 million of adjustable rate loans, all of which were retained in the Bank's portfolio. See "Business--Lending Activities."

     The Bank's executive office is located at 26 Church Street, Canajoharie, New York 13317-1117. Its telephone number at that address is (518) 673-2012.

Market Area and Competition

     The Bank conducts its operations through its office in Canajoharie, New York which is located in Montgomery County. Montgomery County's population has remained relatively stable over the last 10 years. The largest employers in the Bank's market area are Beechnut Foods, Inc., Richardson Foods and Hasbro Toys. Consequently, the local economy is not expected to produce a large number of one- to four-family residential mortgage lending opportunities. Unemployment in Montgomery County is higher than the average nationally and in New York State. At March 1998 the unemployment rate in Montgomery County was 7.8%

     The Bank faces competition in attracting deposits and originating loans. Such competition consists of two commercial banks, one savings association and one credit union.

Lending Activities

     General. The Bank has emphasized and, subject to market conditions, will continue to emphasize the origination of one- to four-family residential mortgage loans. However, to a lesser extent, the Bank intends to continue to focus additional resources and lending efforts in consumer lending and commercial business lending. In recent years, subject to market conditions, the Bank has emphasized the origination of ARM loans and shorter-term fixed-rate residential mortgage loans. At March 31, 1998, the Bank's portfolio of one- to four-family residential mortgage loans totaled $8.7 million, or 63.1% of total loans. At March 31, 1998, the commercial real estate portfolio totaled $971,000, or 7.1% of total loans, all of which were secured by properties located in the Bank's market area. The Bank's consumer loans consist primarily of personal loans (primarily secured by automobiles), passbook loans and property improvement loans. At March 31, 1998 consumer loans totaled $3.9 million, or 28.6% of total loans. The Bank has recently commenced the origination of commercial business loans which at March 31, 1998 totaled $169,000, or 1.2% of total loans.

     Under OTS regulations, a thrift institution's loans-to-one borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation--Federal Regulation of Savings Associations." At March 31, 1998, the maximum amount which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $500,000. At March 31, 1998, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. The Bank's largest lending relationship at March 31, 1998 was approximately $150,000, which was secured by a personal residence, barns, a fruit and vegetable retail store and 112 acres of land. At March 31, 1998, this loan was performing in accordance with its terms.

     Loan Portfolio Composition. The following information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.


                                                                                     March 31,
                                                                 ---------------------------------------------
                                                                           1998                   1997
                                                                 ---------------------------------------------
                                                                    Amount     Percent      Amount     Percent
                                                                    ------     -------      ------     -------
                                                                              (Dollars in Thousands)
Real Estate Loans:
  One- to four-family.........................................    $ 8,687       63.13%    $ 7,185       74.93%
  Commercial..................................................        971        7.06         392        4.09
                                                                  -------    --------     -------    --------
    Total real estate loans...................................      9,658       70.19       7,577       79.02
                                                                  -------    --------     -------    --------

Other Loans:
  Consumer Loans:
  Property improvement........................................         16         .11          29         .30
  Passbook loans..............................................        102         .74         229        2.39
  Personal loans (1)..........................................      3,818       27.74       1,558       16.25
                                                                  -------    --------     -------    --------
    Total consumer loans......................................      3,936       28.59       1,816       18.94
  Commercial business loans...................................        168        1.22         196        2.04
                                                                  -------    --------     -------    --------

    Total loans...............................................    $13,762      100.00%    $ 9,589      100.00%
                                                                  -------    --------     -------    --------
                                                                  -------    --------     -------    --------


Less:
  Loans in process............................................         --                 $   (87)
  Allowance for losses........................................       (122)                   (110)
                                                                  -------                 --------
  Total loans receivable, net.................................    $13,640                 $ 9,392
                                                                  -------                 --------
                                                                  -------                 --------


----------
(1) Personal loans are primarily comprised of loans secured by automobiles.

     The following table shows the composition of the Bank's loan portfolio by fixed- and adjustable-rate at the dates indicated.

                                                                                     March 31,
                                                                 ---------------------------------------------
                                                                           1998                   1997
                                                                 ---------------------------------------------
                                                                    Amount     Percent      Amount     Percent
                                                                    ------     -------      ------     -------
                                                                              (Dollars in Thousands)
Fixed-Rate Loans:
 Real estate:
   One- to four-family........................................    $ 4,713       34.25%    $ 3,044       31.74%
   Commercial.................................................        971        7.06         392        4.09
                                                                  -------       -----     -------       -----
     Total real estate loans..................................      5,684       41.31       3,436       35.83
 Consumer.....................................................      4,105       29.83       1,816       18.94
                                                                  -------       -----     -------       -----
     Total fixed-rate loans...................................      9,789       71.13       5,252       54.77
                                                                  -------       -----     -------       -----

Adjustable-Rate Loans:
 Real estate:
   One- to four-family........................................      3,973       28.87       4,141       43.18
                                                                  -------       -----     -------       -----
     Total real estate loans..................................      3,973       28.87       4,141       43.18
                                                                  -------       -----     -------       -----
 Consumer.....................................................         --          --         196        2.04
                                                                  -------       -----     -------       -----
     Total adjustable-rate loans..............................      3,973       28.87       4,337       45.23
                                                                  -------       -----     -------       -----
     Total loans..............................................    $13,762      100.00%    $ 9,589      100.00%
                                                                  -------      -------    -------      -------
                                                                               -------                 -------

Less:
 Loans in process.............................................         --                 $   (87)
 Allowance for loan losses....................................       (122)                   (110)
                                                                  -------                 --------
     Total loans receivable, net..............................    $13,640                 $ 9,392
                                                                  -------                 --------
                                                                  -------                 --------


     One- to Four-Family Mortgage Loans. The Bank's primary lending activity is the origination for its portfolio of one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Bank's market area. Loans are generated through the Bank's marketing efforts, its existing customers and referrals, real estate brokers, builders and local businesses. The Bank generally has limited its real estate loan originations to the financing of properties located within its market area. The average principle balance of the loans in the Bank's one- to four-family residential mortgage loan portfolio was approximately $31,500 at March 31, 1998. At March 31, 1998, the Bank had $8.7 million, or 63.1% of its total loan portfolio, invested in mortgage loans secured by one- to four-family residences.

     The Bank originates fixed-rate residential one- to four-family loans with terms of up to 20 years. As of March 31, 1998, $4.7 million, or 34.25% of the Bank's loan portfolio, consisted of fixed-rate residential one- to four-family loans. The Bank's fixed-rate mortgage loans amortize monthly with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option. The Bank also originates fixed-rate residential balloon loans with either five or ten year terms that amortize over a 30 year period.

     The Bank also offers ARM loans with maturities ranging up to 30 years. The Bank currently offers ARM loans that adjust every year, with interest rate adjustment limitations up to two percentage points per year and up to six percentage points over the life of the loan. In a rising interest rate environment, such rate limitations may prevent ARM loans from repricing to market interest rates, which would have an adverse effect on net interest income. The Bank has used different interest indices for ARM loans in the past, and currently uses the one year U.S. Treasury Index adjusted to a constant maturity, with a margin of 350 basis points for agency-conforming ARM loans. ARM loans secured by residential one- to four-family real estate totaled $4.0 million, or 28.9% of the Bank's total loan portfolio at March 31, 1998. The origination of fixed-rate mortgage loans versus ARM loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, the Bank's interest rate gap position and loan products offered by the Bank's competitors. Particularly in a relatively low interest rate environment, borrowers prefer fixed-rate loans to ARM loans. During fiscal 1998, the Bank originated $2.7 million in fixed-rate residential mortgage loans and $239,000 of ARM loans.

     The primary purpose of offering ARM loans is to make the Bank's loan portfolio more interest rate sensitive. However, as the interest income earned on ARM loans varies with prevailing interest rates, such loans do not offer the Bank predictable cash flows as would long-term, fixed-rate loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset/Liability Management." ARM loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible, therefore, during periods of rising interest rates, that the risk of delinquencies and defaults on ARM loans may increase due to the upward adjustment of interest costs to the borrower, resulting in increased loan losses.

     The Bank's residential first mortgage loans customarily include due-on-sale clauses, which are provisions giving the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as security for the loan. Due-on-sale clauses are a means of imposing assumption fees and increasing the interest rate on the Bank's mortgage portfolio during periods of rising interest rates.

     Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Such regulations permit a maximum loan-to-value ("LTV") ratio of 95% for residential property (and 100% for loans guaranteed by the Veterans Administration) and 90% for all other real estate loans. The Bank's lending policies, however, generally limit the maximum LTV ratio to 80% of the lesser of the appraised value or the purchase price of the property securing the loan in the case of loans secured by one- to four-family owner-occupied properties. On conventional one- to four-family loans, the Bank will lend up to a 95% LTV ratio; however, loans with LTV ratios in excess of 80% may require private mortgage insurance and loans with LTV ratios in excess of 90%, with rare exceptions, require private mortgage insurance or additional readily marketable collateral.

     When underwriting residential real estate loans, the Bank reviews each loan applicant's employment, income and credit history. The Bank's policy is to obtain credit reports and financial statements on all borrowers and guarantors. Properties securing real estate loans are appraised by independent certified appraiser. Appraisals are subsequently reviewed by the Bank's Chief Executive Officer. Management believes that stability of income, past credit history and adequacy of the proposed security are integral parts in the underwriting process. Generally, the applicant's total monthly mortgage payment, including all escrow amounts, is limited to 28% of the applicant's total monthly income. In addition, total monthly obligations of the applicant, including mortgage payments, should not generally exceed 36% of total monthly income. Written appraisals are always required on real estate property offered to secure an applicant's loan. The Bank requires fire and casualty insurance on all properties securing real estate loans, as well as title insurance or a certified abstract and written attorney's title opinion.

     Commercial Real Estate Lending. The Bank originates loans secured by commercial real estate. At March 31, 1998, $1.0 million, or 7.1%, of the Bank's loan portfolio consisted of commercial real estate loans. The Bank's commercial real estate loans are secured by a campground, restaurant and rental properties. At March 31, 1998, 2.9% of commercial real estate loans were classified as non-performing. The Bank will seek to emphasize the origination of commercial real estate lending in the future. There can be no assurances, however, that delinquencies will not increase in the future.

         Commercial real estate loans originated by the Bank may be either fixed- or adjustable-rate loans with terms to maturity and amortization schedules of up to 20 years. Commercial real estate loans are written in amounts of up to 75% of the lesser of the appraised value of the property or the sales price.

     Appraisals on properties which secure commercial real estate loans are performed by an independent appraiser designated by the Bank before the loan is made. All appraisals on commercial real estate loans are reviewed by the Bank's Chief Executive Officer. In underwriting such loans, the Bank primarily considers the cash flows generated by the real estate to support the debt service, the financial resources and income level of the borrower and the Bank's experience with the borrower. In addition, the Bank's underwriting procedures require verification of the borrower's credit history, an analysis of the borrower's income, financial statements and banking relationships, a review of the borrower's property management experience and references, and a review of the property, including cash flow projections and historical operating results. The Bank seeks to ensure that the property securing the loans will generate sufficient cash flow to adequately cover operating expenses and debt service payments.

     Commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. Nevertheless, loans secured by such properties are generally larger, more difficult to evaluate and monitor and, therefore, generally involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, the borrower's ability to repay the loan might be impaired. The Bank has attempted to minimize these risks by lending primarily to the ultimate user of the property or on existing income-producing properties.

     Consumer and Other Lending. The Bank originates a limited variety of consumer loans, primarily property improvement loans, passbook loans and personal loans which are secured by automobiles. The Bank currently originates substantially all of its consumer loans in its primary market area.

     The primary component of the Bank's consumer loan portfolio consists of personal loans secured by automobiles. In the past year the Bank has sought to increase its consumer loan originations. It has entered into correspondent relationships with a number of automobile dealerships in its market area whereby a borrower wishing to acquire an automobile will complete a loan form at the dealership. The loan document is sent to the Bank which evaluates the borrower's credit worthiness, including the borrower's credit history, ability to meet existing obligations and payments on the proposed loan. The Bank generally will not make an automobile loan with a loan-to-value ratio in excess of 80% of the invoice price or the automobile's National Automobile Dealers Association "yellow book" value. The Bank's personal loans are generally fixed rate loans and have terms that do not exceed 66 months.

     Finally, the Bank has originated a small number of loans for property improvement. Such loans are generally secured by a second mortgage or UCC-1 filing on improvement and are originated as fixed-rate loans with terms of less than 66 months.

     Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The underwriting standards employed by the Bank for originated consumer loans include an application, a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

     Consumer loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At March 31, 1998, 2.0% of consumer loans were classified as non-performing. See "--Asset Quality--Delinquent Loans and Non-Performing Assets." There can be no assurances, however, that delinquencies will not increase in the future.

     Commercial Business Lending. The Bank originates commercial business loans to borrowers located in its market area which are secured by collateral other than real estate. Such commercial business loans are generally secured by equipment, inventory and accounts receivable. At March 31, 1998, the Bank's commercial business loan portfolio totaled $169,000, or 1.23% of total loans. At that date, all of the Bank's commercial business loans were performing in accordance with their terms.

     The underwriting standards used by the Bank for commercial business loans include a determination of the borrower's ability to meet existing obligations and payments on the proposed loan from normal cash flow generated from the borrower's business. The financial strength of each borrower is assessed through a review of tax returns and credit reports.

     Commercial business loans generally bear higher interest rates than one- to four-family residential loans, but they also involve a higher risk of default since their repayment is dependent on the successful operation of the borrower's business.

Loan Maturity Schedule

     The following table illustrates the interest rate sensitivity of the Bank's loan portfolio at March 31, 1998. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


                                                                   Commercial                                      Commercial
                                       One- to Four-Family         Real Estate              Consumer                Business
                                       -------------------     ------------------    ----------------------    --------------------
                                                 Weighted                Weighted                Weighted                 Weighted
                                                  Average                 Average                 Average                  Average
                                       Amount      Rate        Amount      Rate        Amount      Rate         Amount      Rate
                                       ------    --------        ------  --------      ------    --------       ------    --------
                                                                                     (Dollars in Thousands)
Due During Years Ending March 31,

1999............................      $    3       9.20%       $   --       --%       $   322      8.79%        $   41      9.25%
2000............................          15       9.78            18      9.50           165     10.90              5      9.50
2001 and 2002...................         813       8.85            --        --         3,367      9.26             61      9.72
2003 to 2007....................       1,452       8.91           230      9.95            81      9.18             61      8.75
2008 to 2022....................       5,439       8.72           724      9.57            --        --             --        --
2023 and following..............         965       8.28            --        --            --        --             --        --
                                      ------                  -------                 -------                   ------
     Total Amount Due                 $8,687       8.72       $   972      9.66       $ 3,935      9.29         $  168      9.24
                                      ------                  -------                 -------                   ------
                                      ------                  -------                 -------                   ------


                                                           Weighted
                                                            Average
                                                 Amount      Rate
                                                 ------    --------
Due During Years Ending March 31,

1999............................               $   366       8.85%
2000............................                   203      10.66
2001 and 2002...................                 4,241       9.19
2003 to 2007....................                 1,824       9.05
2008 to 2022....................                 6,163       8.82
2023 and following..............                   965       8.28
                                               -------
     Total Amount Due                          $13,762       8.95
                                               -------
                                               -------

-----------------
(1) Includes demand loans, loans having no stated maturity and overdraft loans.


     The total amount of loans due after March 31, 1999 which have predetermined interest rates is $9.4 million, while the total amount of loans due after such date which has floating or adjustable interest rates is $4.0 million.

Loan Originations

     Loan originations are developed from continuing business with depositors and borrowers, soliciting realtors, builders, walk-in customers and third-party sources. The Board of Directors of the Bank has authorized certain officers to originate loans within specified underwriting limits. Specifically, Bank officers may originate loans secured by single-family, owner occupied residences up to $140,000. All loans over $50,000 or with a loan to value ratio over 80% require action by the Bank's Loan Committee. In addition, the full Board of Directors meets monthly to review all real estate loans made by officers of the Bank.

     While the Bank originates both adjustable-rate and fixed-rate loans, its ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For fiscal 1998, the Bank originated $7.7 million in fixed-rate loans and $239,000 in adjustable-rate loans.

     The following table shows the loan origination and repayment activities of the Bank for the periods indicated. The Bank did not purchase or sell any loans during the periods indicated.


                                                   Years Ended March 31,
                                                ------------------------

                                                     1998         1997
                                                   -------      -------
                                                      (In Thousands)
Originations by Type:
   Adjustable rate real estate:
     - one- to four-family......................  $    239     $  1,051
     - multi-family.............................        --           --
     - commercial...............................        --          586
Non-real estate-consumer........................        --           --
   Commercial business..........................        --          210
                                                  --------     --------
       Total adjustable-rate....................       239        1,847
                                                  --------     --------
   Fixed-rate real estate:
     - one- to four-family......................     2,689        1,909
     - multi-family.............................        --           --
     - commercial...............................        --           --
   Non-real estate-- consumer...................     4,300        1,919
   Commercial business..........................       725           --
                                                  --------     --------
       Total fixed-rate.........................     7,714        3,828
                                                  --------     --------
       Total loans originated...................     7,953        5,675
                                                  --------     --------

Principal repayments............................     3,780        1,645
                                                  --------     --------
       Total reductions.........................     3,780        1,645
                                                  --------     --------
Net increase (decrease).........................  $  4,173     $  4,030
                                                  --------     --------
                                                  --------     --------

Asset Quality

     The Bank's collection procedures provide that when a real estate loan is past due 15 days, a delinquent notice is sent requesting payment. Prior to a loan becoming 30 days past due, personal contact is attempted by the Bank's collection officer. If the loan document provides for a right to cure, then the required notice is mailed by certified mail and regular mail when the loan becomes 30 days past due. Personal contact is continued on all delinquent real estate loans until the loan is completely current.

     With respect to consumer loans, a delinquent notice is sent requesting payment 15 days after the due date. If payment is not made by the 30th day after it is due, the Bank sends a certified letter requesting that the borrower cure the delinquency. If consumer loans are not resolved by 90 days, the account is put on non-accrual status and repossession and/or legal action is normally initiated. Real estate loans of 30 days or more past due and consumer loans of 30 or more past due are reported monthly to the Board of Directors. For both consumer loans and real estate loans, the Bank officer has authority to begin foreclosure and/or repossession procedures at any time he feels it necessary or advisable. At March 31, 1998, the total loans delinquent 90 days or more was $144,000 and the total loans delinquent 60 to 89 days was $61,000.

     Delinquent Loans and Non-performing Assets. Loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Mortgage and consumer loans are placed on non-accrual status when principal is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. The loan will remain on non-accrual status until the loan is brought current.

     Real estate acquired through foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan, or its fair value, less estimated selling expenses. Any further write-down of real estate owned is charged against earnings. At March 31, 1998, the Bank had no property classified as real estate owned.

     The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at March 31, 1998.


                                   Loans Delinquent For:
                              60-89 Days           90 Days and Over        Total Delinquent Loans
                        -----------------------  ----------------------- -------------------------

                                       Percent                  Percent                 Percent
                                       of Loan                  of Loan                 of Loan
                        Number  Amount Category  Number Amount  Category Number Amount  Category
                        ------  ------ --------  ------ ------  -------- ------ ------  --------
                                                     (Dollars in Thousands)
Real Estate:
  One- to four-family...  --     $--      --%      2    $  99     1.14%     2   $ 99      1.14%
  Commercial ...........  --      --      --       1       28     2.88      1     28      2.88

Consumer ...............   6      61    1.55       2       17     0.43      8     78      1.98
Commercial business.....  --      --      --       --      --      --      --     --       --

     Total .............   6    $ 61     .44%      5     $144     .05%     11   $205     1.49%


     The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. For all years presented, the Bank has had no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). Foreclosed assets include assets acquired in settlement of loans. At March 31, 1998 and 1997, the Bank did not have any accruing loans that were delinquent more than 90 days, nor did it have any foreclosed assets.

                                                   March 31,
                                          -----------------------
                                            1998             1997
                                          --------         ------
                                            (Dollars In Thousands)
Non-accruing loans:
  One- to four-family.................     $   99         $    47
  Commercial real estate..............         28              --
  Consumer............................         17              --
  Commercial business.................         --              --
                                           ------         -------
    Total.............................        144              47
                                           ------         -------

Total non-performing assets...........     $  144         $    47
                                           ------         -------
                                           ------         -------

Total as a percentage of total assets.       0.86%           0.41%
                                           ------         -------
                                           ------         -------

     For the year ended March 31, 1998, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $9,000. No amounts were included in interest income on such loans for the year ended March 31, 1998.

     Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities, considered by the OTS to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full" on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

     When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, who may order the establishment of additional general or specific loss allowances.

     In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank reviews loans in its portfolio quarterly to determine whether such assets require classification in accordance with applicable regulations.

     On the basis of management's review of its assets, at March 31, 1998, the Bank had classified a total of $89,000 of its loans and other assets as follows:


                                                            March 31, 1998
                                                            --------------
                                                            (In Thousands)

              Special Mention...........................      $    --
              Substandard...............................           89
              Doubtful assets...........................           --
              Loss assets...............................           --
                                                              -------
                   Total................................      $    89
                                                              -------
                                                              -------
              General loss allowance....................      $   122
                                                              -------
                                                              -------
              Specific loss allowance...................           --
              Charge-offs...............................           --
                                                              -------
                                                              -------

     Other Loans of Concern. In addition to the non-performing loans set forth in the tables above, as of March 31, 1998, there were no loans classified by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

     Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the loan classifications discussed above, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, the amount of loans outstanding and other factors that warrant recognition in providing for an adequate loan loss allowance.

     Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value minus estimated cost to sell. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At March 31, 1998, the Bank had no properties that were acquired through foreclosure.

     Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At March 31, 1998, the Bank had a total allowance for loan losses of $122,000, representing 84.7% of total non-performing loans and 0.89% of the Bank's loans receivable, net. See Notes A and C of the Notes to Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:


                                                                          At March 31,
                                                  ----------------------------------------------------------------

                                                                1998                             1997
                                                  ----------------------------------------------------------------

                                                                         Percent                          Percent
                                                                        of Loans                         of Loans
                                                                Loan     in Each                Loan      in Each
                                                   Amount of  Amounts   Category    Amount of   Amounts   Category
                                                   Loan Loss     by     to Total    Loan Loss     by      to Total
                                                   Allowance  Category    Loans     Allowance  Category     Loans
                                                   ---------  --------  -------     ---------  --------   --------
                                                                        (Dollars in Thousands)

One- to four-family.............................   $   60     $ 8,687     63.13%   $    55    $ 7,185      74.93%
Commercial real estate..........................       --         971      7.06         --        392       4.09
Consumer........................................       59       3,936     28.59         53      1,816      18.94
Commercial business.............................        3         168      1.22          2        196       2.04
Unallocated.....................................       --          --        --         --         --         --
                                                   ------     -------   -------    -------    -------    -------
     Total......................................   $  122     $13,762    100.00%   $   110    $ 9,589     100.00%
                                                   ------     -------   -------    -------    -------    -------
                                                   ------     -------   -------    -------    -------    -------

     The following table sets forth an analysis of the Bank's allowance for loan losses.


                                                                               Years Ended March 31,
                                                                             --------------------------
                                                                                 1998              1997
                                                                             -------------    ---------
                                                                               (Dollars In Thousands)
Balance at beginning of period...........................................      $   110           $   32

Charge-offs:
   One- to four-family...................................................           (2)              --
   Commercial real estate................................................           --               --
   Consumer..............................................................           --               --
   Commercial business...................................................           --               --
                                                                               -------           ------
      Total charge-offs..................................................           (2)              --
                                                                               -------           ------

Recoveries:
   One- to four-family...................................................           --               --
   Commercial real estate................................................           --               --
   Consumer..............................................................           --               --
   Commercial business...................................................           --               --
                                                                               -------           ------
      Total recoveries...................................................           --               --
                                                                               -------           ------

Net charge-offs..........................................................           (2)              --
Provision for loan losses................................................           14               78
                                                                               -------           ------
Balance at end of period.................................................      $   122           $  110
                                                                               -------           ------
                                                                               -------           ------

Ratio of net charge-offs during the period
 to average loans outstanding during the period..........................         0.02%           0.00%
                                                                               -------           ------
                                                                               -------           ------

Ratio of net charge-offs during the period to
average non-performing assets                                                     2.09%            0.00%
                                                                               -------           ------
                                                                               -------           ------

Investment Activities

     General. The Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has generally maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At March 31, 1998, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 18.0%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources" and "Regulation--Liquidity."

     Federally chartered savings institutions have the authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

     Generally, the investment policy of the Bank, as established by the Board of Directors, is to invest funds among various categories of investments and maturities based upon the Bank's liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives.

     Mortgage-backed Securities. The Bank historically purchased mortgage-backed securities primarily to supplement its lending activities, to generate positive interest rate spreads on principal balances with minimal administrative expense, to lower the credit risk of the Bank as a result of the guarantees provided by Government National Mortgage Administration ("GNMA") and to generally assist in managing the interest rate risk of the Bank. The Bank has invested primarily in federal agency securities, principally GNMA obligations. At March 31, 1998, the Bank's investment in mortgage-backed securities totaled $74,000, or 0.44% of its total assets. At March 31, 1998, all of the Bank's mortgage-backed securities were classified as held to maturity. See Note B of the Notes to Financial Statements.

     The GNMA certificates are modified pass-through mortgage-backed securities that represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable-rate, single-family residential mortgages issued by these government-sponsored entities. As a result, the interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable rate, as well as prepayment risk, are passed on to the certificate holder. GNMA's guarantee to the holder of timely payments of principal and interest is backed by the full faith and credit of the United States Government. All of the Bank's GNMA certificates are fixed-rate securities.

     Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Bank. These types of securities also permit the Bank to optimize its regulatory capital because they have low risk weighting.

     Of the Bank's $74,000 mortgage-backed securities portfolio at March 31, 1998, mortgage-backed securities totaling $74,000 had contractual maturities over 10 years. The actual maturity of a mortgage-backed security may be less than its contractual maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Bank may be subject to reinvestment risk because, to the extent that the Bank's mortgage-backed securities amortize or prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

     The guaranteed portion of a given pool must be all fixed or all variable rate. The certificates purchased by the Bank are fixed rate mortgage backed securities.

     The following table sets forth the composition of the Bank's mortgage-backed securities at the dates indicated.

                                                         At March 31,
                                              ----------------------------------
                                                     1998            1997
                                              ---------------   ----------------
                                              Book     % of     Book       % of
                                              Value    Total    Value      Total
                                              -----    -----    -----      -----
                                                    (Dollars in Thousands)
Mortgage-backed securities held to maturity:
  GNMA .....................................   $  67    90.54%  $ 267       103.89%
                                               -----   ------    -----    ------

Unamortized premium (discounts), net .......       7     9.46     (10)     (3.89)%
                                               -----   ------    -----    ------
   Total mortgage-backed securities ........   $  74   100.00%  $ 257       100.00%
                                               -----   ------    -----    ------
                                               -----   ------    -----    ------



     The following table shows mortgage-backed securities repayment activities of the Bank for the periods indicated. The Bank did not purchase any mortgage-backed securities during fiscal 1998.


                                                               Years Ended March 31,
                                                         ----------------------------

                                                               1998           1997
                                                             --------       ------
                                                                  (In Thousands)
Purchases:
  Adjustable-rate (1)...................................   $    --          $     --
  Fixed-rate (1)........................................        --                --
                                                           -------          --------
    Total purchases.....................................        --                --
                                                           -------          --------

Sales                                                         (136)               --

Principal Repayments:
  Principal repayments..................................       (47)              (83)
  Increase in other items, net..........................        --                --
                                                           -------          --------
    Net increase (decrease).............................   $  (183)         $    (83)
                                                           -------          --------
                                                           -------          --------

-------------------------
(1)   Consists of pass-through securities.

     Other Investments. At March 31, 1998, the Bank's investment securities other than mortgage-backed securities consisted of federal agency obligations, U.S. Government securities, FHLB stock, and interest-earning deposits with other financial institutions.

     OTS regulations restrict investments in corporate debt and equity securities by the Bank. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank's unimpaired capital and unimpaired surplus as defined by federal regulations, plus an additional 10% if the investments are fully secured by readily marketable collateral. At March 31, 1998, the Bank was in compliance with this regulation. See "Regulation--Federal Regulation of Savings Associations" for a discussion of additional restrictions on the Bank's investment activities.

         The following table sets forth the composition of the Bank's investment securities at the dates indicated.


                                                                                  At March 31,
                                                                -----------------------------------------------
                                                                         1998                      1997
                                                                ---------------------        ------------------
                                                                   Book         % of         Book         % of
                                                                   Value        Total        Value        Total
                                                                   -----        -----        -----        -----
                                                                            (Dollars in Thousands)
Investment securities held to maturity:
  Federal agency obligations..................................  $    --           --%     $   200        27.55%
Investment securities available for sale:
  U.S. government securities..................................      599        50.51          398        54.82
  Federal agency obligations..................................      500        42.15           --           --
  Equity securities...........................................       --           --           --           --
                                                                -------      -------      -------       ------
    Subtotal..................................................    1,099        92.66          598        82.37
                                                                -------      -------      -------       ------
Trading account security (1)..................................       --           --           69         9.50
FHLB stock....................................................       87         7.34           59         8.13
                                                                -------      -------      -------       ------
    Total investment securities and FHLB stock                  $ 1,186        100.00%     $  726        100.00%
                                                                -------      -------      -------       ------
                                                                -------      -------      -------       ------
Average remaining life of debt securities.....................  2.3 years                 4.3 years

Other interest-earning assets:
  Interest-bearing deposits with banks........................  $ 1,490       100.00%     $   120       100.00%
  Federal funds sold..........................................       --           --           --           --
                                                                -------      -------      -------       ------

    Total.....................................................  $ 1,490       100.00%     $   120       100.00%
                                                                -------      -------      -------       ------
                                                                -------      -------      -------       ------

----------
(1) Consists of Freddie Mac stock that was sold during the year ended March 31, 1998.

         Investment Portfolio Maturities. The composition and maturities of the investment securities portfolio and mortgage-backed securities are indicated in the following table.



                                                                            At March 31, 1998
                                              ------------------------------------------------------------------------
                                               Less Than    1 to 5    5 to 10     Over
                                               1 Year       Years       Years    10 Years  Total Investment Securities
                                                                                           ---------------------------
                                              Amortized   Amortized   Amortized  Amortized  Amortized        Fair
                                                Cost        Cost        Cost       Cost      Cost            Value
                                              ---------   ---------   ---------  ---------  ---------        -----
                                                                    (Dollars in Thousands)

U.S. government securities..................     $300       $299       $ --        $--       $  599         $  606
Federal agency obligations..................       --        100        400         --          500            498
Mortgage-backed securities..................       --         --         --         74           74             72

Total investment securities.................     $300       $399       $400        $74       $1,173         $1,176

Weighted average yield......................     6.24%      6.31%      6.77%      6.54%        6.46%          6.13%


Sources of Funds

     General. The Bank's primary sources of funds are deposits, receipt of principal and interest on loans and securities, FHLB advances, and other funds provided from operations.

     FHLB advances are used to support lending activities and to assist in the Bank's asset/liability management strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset\Liability Management." Typically, the Bank does not use other forms of borrowings. At March 31, 1998, the Bank had no FHLB advances.

     Deposits. The Bank offers deposit accounts having a range of interest rates and terms. The Bank's deposits consist of passbook, checking and certificate accounts. The certificate accounts currently range in terms from 91 days to 10 years.

     The Bank relies primarily on advertising, competitive pricing policies and customer service to attract and retain these deposits. During fiscal 1998, the Bank participated in an on-line service pursuant to which it advertises its certificates of deposit rates nationwide. For the year ended March 31, 1998, the Bank obtained certificates of deposit totaling $4.4 million through this service, which represented 30.1% of the Bank's total deposits at March 31, 1998. Deposits obtained through the on-line service are a more volatile source of funds than transaction or savings accounts, or certificate of deposit accounts obtained from depositors in the Bank's market area. As such, the Bank no longer utilizes an on-line service to obtain certificate of deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. During fiscal 1997, the Bank introduced an interest bearing checking account product. At March 31, 1998, $234,000, or 1.6% of total deposits were in interest bearing checking accounts.

     The Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest-rate conscious. The Bank endeavors to manage the pricing of its deposits in keeping with its profitability objectives giving consideration to its asset/liability management. At March 31, 1998, $893,000 million, or 8.4% of the Bank's certificates of deposit were in certificates of deposit with terms of 12 months or less. The Bank believes that upon maturity most of these deposits will remain at the Bank. The ability of the Bank to attract and maintain savings accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

Savings Portfolio

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank as of the dates indicated.

                                                                                   At March 31,
                                                                ------------------------------------------------
                                                                         1998                       1997
                                                                -----------------------     --------------------
                                                                Amount       Percent      Amount       Percent
                                                                -------      -------      -------      -------
                                                                              (Dollars in Thousands)
Transactions and savings deposits:

Non-interest bearing checking accounts.......................   $   226        1.54%          298        2.91%
Interest-bearing checking accounts 1.75%.....................       234        1.60           235        2.30%
Passbook accounts 3.00%......................................     3,584       24.50         3,584       35.01
                                                                -------      ------       -------       -----

Total transactions and savings deposits......................     4,044       27.64         4,117       40.22
                                                                -------      ------       -------       -----

Certificates of deposit:

 0.00 -  3.99%...............................................        --          --           198        1.93
 4.00 -  5.99%...............................................     2,983       20.39         2,672       26.10
 6.00 -  7.99%...............................................     7,602       51.97         3,250       31.75
                                                                -------      ------       -------       -----

Total certificates of deposit................................    10,585       72.36         6,120       59.78
                                                                -------      ------       -------       -----
Accrued Interest.............................................        --          --            --          --
                                                                -------      ------       -------       -----
Total Deposits...............................................   $14,629      100.00%      $10,237       100.00%
                                                                -------      ------       -------       -----
                                                                -------      ------       -------       -----

Deposit Activity

     The following table sets forth the savings flows at the Bank during the periods indicated.


                                                        Years Ended March 31,
                                                     --------------------------
                                                        1998              1997
                                                     ----------         -------
                                                         (Dollars In Thousands)

Opening balance..................................    $  10,237          $  6,465
Deposits.........................................       33,278             7,115
Withdrawals......................................      (29,596)           (3,628)
Interest credited................................          710               285
                                                     ---------          --------

Ending balance...................................    $  14,629          $ 10,237
                                                     ---------          --------
                                                     ---------          --------
Net increase (decrease)..........................    $   4,392          $  3,772
                                                     ---------          --------
                                                     ---------          --------
Percent increase (decrease)......................    $   42.90%            58.34%
                                                     ---------          --------
                                                     ---------          --------

Time Deposit Maturity Schedule

     The following table shows weighted average rate and maturity information for the Bank's certificates of deposit as of March 31, 1998.


                                                                         Weighted
         Certificate accounts maturing                 Total              Average         Percent of
            in quarter ending                         Balance              Rate              Total
         -----------------------------              ----------           --------         ----------
                                                    (In Thousands)

         June 30, 1998.............................  $     727              5.74%            6.87%
         September 30, 1998........................      1,693              5.83            16.00
         December 31, 1998.........................        888              5.73             8.39
         March 31, 1999............................      1,399              6.09            13.21
         June 30, 1999.............................      1,649              6.45            15.57
         September 30, 1999........................        992              6.27             9.38
         December 31, 1999.........................        295              6.15             2.79
         March 31, 2000............................        751              6.36             7.09
         June 30, 2000.............................        775              6.77             7.32
         September 30, 2000........................        693              6.58             6.55
         December 31, 2000.........................         --                --               --
         March 31, 2001............................        107              6.29             1.01
         June 30, 2001.............................          1              6.25              .01
         Thereafter................................        615              6.70             5.81
                                                     ---------                            -------
             Total.................................  $  10,585              6.21           100.00%
                                                     ---------                            -------
                                                     ---------                            -------

     The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of March 31, 1998.


                                                                                Maturity
                                                          ---------------------------------------------------
                                                                       Over        Over
                                                          3 Months    3 to 6      6 to 12     Over
                                                           or Less    Months      Months    12 Months Total
                                                          --------   --------    --------   ------------------
                                                                                   (In Thousands)

         Certificates of deposit less than $100,000       $   727    $  1,590   $   --   $  7,543     $ 9,860

         Certificates of deposit of $100,000 or more          --          103       --        622         725
                                                          -------    --------   -------  --------     -------

         Total certificates of deposit...............     $   727     $ 1,693   $   --   $  8,165     $ 10,585
                                                          -------    --------   -------  --------     -------
                                                          -------    --------   -------  --------     -------

     Borrowings. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory collateral requirements. At March 31, 1998, the Bank had an unused line of credit at the FHLB for up to $788,000. At March 31, 1998, the Bank had no advances from the FHLB.

Management of Market Risk - Interest Rate Risk

     The Bank's most significant form of market risk is interest rate risk, as the majority of the Bank's assets and liabilities are sensitive to changes in interest rates. The Bank's mortgage loan portfolio, consisting primarily of loans on residential real property located in Montgomery and Fulton Counties, is subject to credit risk associated with the local economy. The Bank does not own any assets classified as trading assets. At March 31, 1998 the Bank did not have any hedging transactions in place, such as interest rate swaps and caps. The Bank's interest rate risk management program focuses primarily on evaluating and managing the composition of the Bank's assets and liabilities in the context of various interest rate scenarios. Factors beyond the control of management, such as market interest rates and competition, also have an impact on interest income and interest expense. The Bank's assets consists primally of 1-4 family mortgage loans and consumer auto loans which have longer maturities than the Bank's liabilities which consist primarily of certificates of deposit and savings deposits.

     A principal part of the Bank's business strategy is to manage interest rate risk and to minimize the Bank's exposure to changes in market interest rates. In recent years, the Bank has followed the following strategies to manage interest rate risk: (i) investing in short-term U.S. government securities and federal agency obligations; and (ii) maintaining a high level of liquid interest earning assets such as FHLB term deposits. By investing in short-term, liquid securities, the Bank believes it is better positioned to react to increases in market interest rates. However, investments in shorter-term securities generally provide lower levels of interest income than would be obtained by investing in longer term fixed rate loans. Management believes that maintaining a significant portion of its assets in short-term investments reduces the Bank's exposure to interest rate fluctuations and enhances long-term profitability.

Net Portfolio Value

     Management monitors the Bank's interest rate sensitivity through use of a model which estimates the change in net portfolio value ("NPV") in response to a range of assumed changes in market interest rates. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet items. The model estimates the effect on the Bank's NPV of instantaneous and permanent 100 to 400 basis point increases and decreases in market interest rates with no given effect to any steps that management might take to counter the effect of interest rate movements.

     The table sets forth, as of March 31, 1998, the estimated changes in the Bank's NPV which would result from the designated instantaneous change in interest rates.


                        Changes                                        Estimated Increase
                          in                                          (Decrease) in NPV (1)
                    Interest rates      Estimated                     --------------------
                    (Basis points)          NPV            Amount            Percent
                    --------------      ---------          ------            -------
                                              (Dollars in Thousands)

                         +400           $ 2,216            (194)               (8)%
                         +300             2,325             (85)               (4)
                         +200             2,403              (7)                0
                         +100             2,442              32                 1
                            0             2,410              --                --
                         -100             2,349             (61)               (3)
                         -200             2,324             (85)               (4)
                         -300             2,319             (91)               (4)
                         -400             2,351             (58)               (2)

--------------------------
(1) Represents the increase (decrease) in the estimated NPV at the indicated change in interest rates compared to the NPV assuming no change in interest rates.

     Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of prospective actual results. Further, the computations do not reflect any actions that management may undertake in response to a change in market interest rates.

     The table set forth above indicates that, in the event of a 200 basis point decrease in interest rates, the Bank would experience a 4% decrease in NPV. In the event of a 200 basis point increase in interest rates, the Bank would be expected to experience less than a 1% decrease in NPV.

     Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in NPV require making certain assumptions which may or nay not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV table presented assumes that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remain constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or the repricing of specific assets and liabilities. Accordingly, although the NPV table provides an indication of the Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in interest rates on the Bank's net income, and will differ from actual results. Additionally, the guidelines established by the Board of Directors are not strict limitations. While a goal of the Asset/Liability Management Committee and the Board of Directors is to limit projected NPV changes to be within the Board's guidelines, the Bank will not necessarily limit projected changes in NPV if the required action would present disproportionate risk to the Bank's continued profitability.

Employees

     At March 31, 1998, the Bank had 8 full-time and one part-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Legal Proceedings

     The Bank is involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of their businesses. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Bank in the proceedings, that the resolution of these proceedings should not have a material effect on the Company's financial position or results of operations on a consolidated basis.

Service Corporation Activities

     As a federally chartered savings association, the Bank is permitted by OTS regulations to invest up to 2% of its assets, or approximately $200,000 at March 31, 1998, in the stock of, or loans to, service corporation subsidiaries. The Bank may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal association may engage.

REGULATION

General

     The Bank is a federally chartered savings association, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Bank is subject to broad federal regulation and oversight extending to all its operations. The Bank is a member of the FHLB of New York and is subject to certain limited regulation by the Federal Reserve Board. As the savings and loan holding company of the Bank, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings and loan associations. The Bank is a member of the

SAIF. The deposits of the Bank are insured by the SAIF of the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank.

     Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

Federal Regulation of Savings Associations

     The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings and loan association's total assets.

     The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

     In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws and regulations, and the Bank is prohibited from engaging in any activities not permitted by such laws and regulations. For example, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. The Bank is in compliance with the noted restrictions.

     OTS regulations limit a thrift institution's loans-to-one borrower to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At March 31, 1998, the Bank's lending limit under this restriction was approximately $500,000. The Bank is in compliance with the loans-to-one borrower limitation.

     The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a capital compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action. The OTS and the other federal banking agencies have also adopted additional guidelines on asset quality and earnings standards. The guidelines were designed to enhance early identification and resolution of problem assets.

     During August and September 1997, the OTS conducted its previously scheduled routine safety and soundness on-sight examination of the Bank. During the course of its examination, OTS examiners raised a number of concerns and noted certain deficiencies in the Bank's operation. As a result of the examination, the Bank agreed with the OTS not to originate any new consumer or commercial loans and to limit one-to four-family loan origination's to no more than $200,000 per month. Management has addressed the concerns of the OTS and full operational lending authority was restored in the quarter ending March 31, 1998.

Insurance of Accounts and Regulation by the FDIC

     The Bank is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings and loan associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

     In September 1996, Congress enacted legislation to recapitalize the SAIF by a one-time assessment on all SAIF-insured deposits held as of March 31, 1995. The assessment was 65.7 basis points per $100 in deposits, payable on November 27, 1996 and amounted to $43,000 for the Bank. In addition, beginning January 1, 1997, interest payments on FICO bonds issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation will be paid jointly by Bank Insurance Fund ("BIF") insured institutions and SAIF-insured institutions. The FICO assessment is 1.29 basis points per $100 for BIF deposits and 6.44 basis points per $100 for SAIF deposits. Beginning January 1, 2000, the FICO interest payments will be paid pro rata by banks and thrifts based on deposits (approximately 2.4 basis points per $100 in deposits). In addition, as of January 1, 1997, SAIF assessment rates dropped significantly and currently range from zero to 27 basis points based upon an institution's regulatory risk classification and capital group. Prior to the payment of the one-time special assessment, the Bank's annual SAIF assessment per $100 in deposits as of June 30, 1996 was 23 basis points. The Bank anticipates its ongoing SAIF assessment will be 6 basis points per $100 in deposits.

     The legislation also provides for the merger of the BIF and SAIF on January 1, 1999 if there are no more savings associations as of that date. Several bills have been introduced in the current Congress that would eliminate the federal thrift charter and OTS. The bills would require that all federal savings associations convert to national banks or state depository institutions by no later than January 1, 1998 in one bill and June 30, 1998 in the other and would treat all state savings associations as state banks for purposes of federal banking laws. Subject to a narrow grandfathering, all savings and loan holding companies would become subject to the same regulation as bank holding companies under the pending legislative proposals. Under such proposals, any lawful activity in which a savings association would be permitted for up to two years following the effective date of its conversion to the new charter, with two additional one-year extension which may be granted at the discretion of the regulator. Additionally, such proposals would grandfather existing thrift intrastate and interstate branches which were operated as branches or in the process of being established on January 1, 1997 or January 7, 1997, respectively. The legislative proposals would also abolish the OTS and transfer its functions to the federal bank regulators with respect to the institutions and to the Federal Reserve Board with respect to the regulation of holding companies. The Company is unable to predict whether the legislation will be enacted or, given such uncertainty, determine the extent to which the legislation, if enacted, would affect its business. The Company is also unable to predict whether the SAIF and BIF funds will eventually be merged.

Regulatory Capital Requirements

     Federal Savings Associations. Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings and loan associations. Generally, these capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. Further, the valuation allowance applicable to the write-down of investments and mortgage-backed securities in accordance with SFAS No. 115 is excluded from the regulatory capital calculation. At March 31, 1998, the Bank had no intangible assets and an unrealized loss, net of tax under SFAS No. 115 of $5,000.

Limitations on Dividends and Other Capital Distributions

     Federal Savings Associations. OTS regulations impose various restrictions or requirements on associations with respect to their ability to pay dividends or make other distributions of capital. OTS regulations prohibit an association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual-to-stock conversion.

     The OTS utilizes a three-tiered approach to permit associations, based on their capital level and supervisory condition, to make capital distributions which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

     Generally, Tier 1 associations, which are associations that before and after the proposed distribution meet their fully phased-in capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, or the amount authorized for a Tier 2 association. However, a Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association as a result of such a determination. The Bank meets the requirements for a Tier 1 association and has not been notified of a need for more than normal supervision. Tier 2 associations, which are associations that before and after the proposed distribution meet their current minimum capital requirements, may make capital distributions of up to 75% of net income over the most recent four quarter period.

     Tier 3 associations (which are associations that do not meet current minimum capital requirements) that propose to make any capital distribution and Tier 2 associations that propose to make a capital distribution in excess of the noted safe harbor level must obtain OTS approval prior to making such distribution. Tier 2 associations proposing to make a capital distribution within the safe harbor provisions and Tier 1 associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. As a subsidiary of the Company, the Bank will also be required to give the OTS 30 days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns.

     The OTS has proposed regulations that would revise the current capital distribution restrictions. The proposal eliminates the current tiered structure and the safe-harbor percentage limitations. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not in troubled condition and would remain adequately capitalized (as defined by regulation) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. A savings association will be considered in troubled condition if it has a CAMEL rating of 4 or 5, is subject to an enforcement action relating to its safety and soundness or financial viability or has been informed in writing by the OTS that it is in troubled condition. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted. At year end March 31, 1998, the Bank's CAMEL rating was 3.

Liquidity

     All savings associations, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

     In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term U.S. Treasury obligations) currently must constitute at least 1% of the Bank's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid assets ratio requirement. At March 31, 1998, the Bank was in compliance with both requirements, with a liquid assets ratio of 18.0% and a short-term liquid assets ratio of 10.9%.

Accounting

     An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with generally accepted accounting principles. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation.

     The OTS has adopted an amendment to its accounting regulations, which may be made more stringent than generally accepted accounting principles to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS. The Bank is in compliance with these amended rules.

Qualified Thrift Lender Test

     All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At
March 31, 1998, the Bank met the test.

     Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the savings association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "--Holding Company Regulation."

Transactions with Affiliates

     Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Bank include the Company and any company which is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates.

     Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

Holding Company Regulation

     The Company will be a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non- savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

     As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings and loan association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

     If the Bank fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "--Qualified Thrift Lender Test."

     The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings and loan associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings and loan association.

     Interstate Banking and Branching. On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Act of 1994 (the "Act") was enacted to ease restrictions on interstate banking. The Act allows the FRB to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The FRB may not approve the acquisition of the bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Act also prohibits the FRB from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the Act.

     Additionally, beginning on June 1, 1997, the federal banking agencies are authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks opts out of the Act by adopting a law after the date of enactment of the Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches will be permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described above.

     The Act authorizes the OCC and FDIC to approve interstate branching de novo by national and state banks, respectively, only in states which specifically allow for such branching. The Act also requires the appropriate federal banking agencies to prescribe regulations by June 1, 1997 which prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. These regulations must include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities which they serve. The OCC, FDIC and FRB proposed such regulations on March 17, 1997. Management of the Bank cannot predict when, or in what form final regulations will be adopted.

Federal Reserve System

     The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At March 31, 1998, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

     Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System

     The Bank is a member of the FHLB of New York, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

     As a member, the Bank is required to purchase and maintain stock in the FHLB of New York. At March 31, 1998, the Bank had $87,000 of FHLB stock. In past years, the Bank has received dividends on its FHLB stock. The dividend yield from FHLB stock was 9.5% for fiscal 1998. No assurance can be given that such dividends will continue in the future at such levels.

     Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

Federal and State Taxation

     Federal Taxation. Savings associations such as the Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Code are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" is computed under the experience method. For tax years beginning before December 31, 1995, the amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) may be computed under either the experience method or the percentage of taxable income method (based on an annual election). If a savings association elected the latter method, it could claim, each year, a deduction based on a percentage of taxable income, without regard to actual bad debt experience.

     Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings and loan association over a period of years.

     Pursuant to certain legislation which was enacted and which is effective for tax years beginning after 1995, a small thrift institution (one with an adjusted basis of assets of less than $500 million), such as the Bank, no longer is permitted to make additions to its tax bad debt reserve under the percentage of taxable income method. Such institutions are permitted to use the experience method in lieu of deducting bad debts only as they occur. Such legislation requires the Bank to realize increased tax liability over a period of at least six years, beginning in 1996. Specifically, the legislation requires a small thrift institution to recapture (i.e., take into income) over a multi-year period the balance of its bad debt reserves in excess of the lesser of (i) the balance of such reserves as of the end of its last taxable year ending before 1988 or (ii) an amount that would have been the balance of such reserves had the institution always computed its additions to its reserves using the experience method. The recapture requirement is suspended for each of two successive taxable years beginning January 1, 1996 in which the Bank originates an amount of certain kinds of residential loans which in the aggregate are equal to or greater than the average of the principal amounts of such loans made by the Bank during its six taxable years preceding 1996. It is anticipated that any recapture of the Bank's bad debt reserves accumulated after 1987 would not have a material adverse effect on the Bank's financial condition and results of operations. As of March 31, 1998, the Bank's accumulated bad debt reserves after 1987 amounted to $39,000.

     If an association ceases to qualify as a "bank" (as defined in Code Section
581) or converts to a credit union, the pre-1988 reserves and the supplemental reserve are restored to income ratably over a six-year period, beginning in the tax year the association no longer qualifies as a bank. The balance of the pre-1988 reserves are also subject to recapture in the case of certain excess distributions to (including distributions on liquidation and dissolution), or redemptions of, shareholders.

     In addition to the regular federal income tax, corporations, including savings and loan associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings and loan associations such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

     The Bank files its federal income tax returns on a calendar year basis using the cash method of accounting. The Company intends to file consolidated federal income tax returns with the Bank. Savings and loan associations, such as the Bank, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings and loan association members of the consolidated group that are functionally related to the activities of the savings association member.

     The Bank has not been audited by the IRS with respect to federal income tax returns during the past five years. In the opinion of management, any examination of still open returns would not result in a deficiency which could have a material adverse effect on the financial condition of the Bank.

     State Taxation. The Bank is subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (i) 9% of the Bank's "entire net income" allocable to New York State during the taxable year, or (ii) the applicable alternative minimum tax. The alternative minimum tax is generally the greatest of (a) .01% of the value of the taxable assets allocable to New York State with certain modifications, (b) 3% of the Bank's "alternative entire net income" allocable to New York State or (c) $250. Entire net income is similar to federal taxable income, subject to certain modifications (including that net operating losses cannot be carried back or carried forward) and alternative entire net income is equal to entire net income without certain adjustments.

     Delaware Taxation. As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

ITEM 2.  Properties

     The Bank conducts its business through its office, located in Canajoharie, New York. The following table sets forth information relating to the Bank's main office as of March 31, 1998. The total net book value of the Bank's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at March 31, 1998 was $197,000.

                                                                              Total              Net Book Value
                                                                           Approximate          of Real Estate at
     Location                                    Date Acquired           Square Footage          March 31, 1998
------------------                             -----------------       -----------------       ----------------

Main Office:                                         1973                     3,600                 $127,000
26 Church Street
Canajoharie, New York


ITEM 3.  Legal Proceedings

     There are various claims and lawsuits to which the Company is periodically involved incident to the Company's business. In the opinion of management, such claims and lawsuits in the aggregate are immaterial to the Company's consolidated financial condition and results of operations.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.


                                     PART II

ITEM 5.  Market for Company's Common Stock and Related Security Holder
         Matters

     The "Market for Common Stock" section of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.  Selected Financial Data

     The selected financial information for the year ended March 31, 1998 is filed as part of the Company's Annual Report to Stockholders and is incorporated by reference.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

     The information required by this item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Stockholders which is incorporated herein by reference.

ITEM 8.  Financial Statements and Supplementary Data

     The financial statements are contained in the Company's Annual Report to Stockholders and is incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


ITEM 10. Directors and Executive Officers of the Company

     (a) Information concerning the directors of the Company is incorporated by reference hereunder in the Company's Proxy Materials for the Annual Meeting of Stockholders.

     (b) Set forth below is information concerning the Principal Officer of the Company.


       Name                   Age                           Title
-----------------             ---                           -----
Gordon E. Coleman             43       President, Chief Executive Officer and Director


ITEM 11. Executive Compensation

     Information with respect to management compensation and transactions required under this item is incorporated by reference hereunder in the Company's Proxy Materials for the Annual Meeting of Stockholders under the caption "Compensation".

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     The information contained under the sections captioned "Stock Ownership of Management" is incorporated by reference to the Company's Proxy Materials for its Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions

     The information required by this item is set forth under the caption "Certain Transactions" in the Definitive Proxy Materials for the Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)(1)  Financial Statements

  The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

                (A) Independent Auditors' Report

                (B) Consolidated Statements of Financial Condition - March 31,
                    1998 and 1997

                (C) Consolidated Statements of Operations - years ended
                    March 31, 1998 and 1997

                (D) Consolidated Statements of Changes in Stockholders' Equity -
                    years ended March 31, 1998 and 1997

                (F) Consolidated Statements of Cash Flows - years ended
                    March 31, 1998 and 1997

                (G) Notes to Consolidated Financial Statements

         (a)(2)  Financial Statement Schedules

     All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

         (b)      Reports on Form 8-K

         The Company has not filed a Current Report on Form 8-K during the fourth quarter of the fiscal year ended March 31, 1998.

         (c)      Exhibits

         3.1   Certificate of Incorporation of Landmark Financial Corp.
               Incorporated herein by reference to the Company's registration statement on SB-2, file No. 333- 29793 (the "SB-2")

         3.2 Bylaws of Landmark Financial Corp. (Incorporated herein by reference to the Company's SB-2

         4 Form of Stock Certificate of Landmark Financial Corp., incorporated from Form SB-2.

         13    Annual Report to Stockholders

         21    Subsidiaries of Company

         27    Financial Data Schedule


                                   Signatures

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Landmark Financial Corp.



Date:    June 24, 1998                 By: /s/ Gordon E. Coleman
                                           ---------------------
                                           Gordon E. Coleman
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:/s/ Gordon E. Coleman                By:/s/ F. Richard Ferraro
   -------------------------               ---------------------------
   Gordon E. Coleman                       F. Richard Ferraro
     President, Chief Executive              Director
     Officer and Director
     (Principal Executive Officer)

Date: June 24, 1998                     Date: June 24, 1998



By:/s/ John F. Von Ahn                  By:/s/ Patricia A. Symolon
   -------------------------               ---------------------------
   John F. Von Ahn                         Patricia A. Symolon
     Chief Financial Officer                 Director
     (Principal Financial and
     Accounting Officer)

Date: June 24, 1998                     Date: June 24, 1998

By:/s/ John R. Francisco                By:/s/ Carl J. Rockefeller
   -------------------------               ----------------------------
   John R. Francisco                       Carl J. Rockefeller
     Chairman of the Board                   Vice Chairman of the Board

Date: June 24, 1998                     Date: June 24, 1998



By:/s/ Frederick LaCoppola              By:/s/ Carl S. Salmon III
   -------------------------               ----------------------------
   Frederick LaCoppola                     Carl S. Salmon III
     Director                                Director

Date: June 24, 1998                     Date: June 24, 1998