Form 10QSB
period 1998-06-30
LANDMARK FINANCIAL CORP /DE
filed 1998-08-13
CIK 1041392

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                 ------------------------------

                           FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1998

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

Yes  /   / No  /X/

            LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                        Table of Contents

PART I   FINANCIAL INFORMATION

Item 1. Financial Statements:
Consolidated Statements of Financial Condition
 at June 30, 1998 and March 31, 1998                        3

Consolidated Statements of Operations for the
 three months ended June 30, 1998 and 1997                  4

Consolidated Statement of Changes In Stockholders'
 Equity for the three Months ended June 30, 1998            5

Consolidated Statements of Cash Flows for the three
 months ended June 30, 1998 and 1997                        6

Notes to Consolidated Financial Statements                  7

Item 2. Management's Discussion and Analysis of
  Financial Condition And Results of Operations             9

PART II   OTHER INFORMATION                                 15

SIGNATURES                                                  17

          Landmark Financial Corporation and Subsidiary
         Consolidated Statements of Financial Condition
                June 30, 1998 and March 31, 1998
                           (Unaudited)


                                                    June 30,    March 31,
                                                      1998         1998
Assets
Cash                                              $   572,456   $   40,236
Interest Bearing Deposits                           1,796,693    1,490,000
Investment Securities, Net (Available For Sale)     1,105,792    1,103,916
Mortgage-Backed Securities, Net (Held To Maturity)     59,968       74,080
Loans Receivable, Net                              14,761,913   13,640,142
Accrued Interest Receivable                           106,033       86,143
Stock In Federal Home Loan Bank, At Cost               87,400       87,400
Premises And Equipment, At Cost
 Less Accumulated Depreciation                        370,910      197,234
Deferred Tax Asset, Net                                13,255        7,100
Other Assets                                          132,475       84,787

                                                  $19,006,895  $16,811,038

Liabilities And Stockholders' Equity

Deposits                                           16,782,089   14,628,856
Accrued Interest On Deposits                               39            0
Advance Payments By Borrowers For Taxes
 And Insurance                                        132,682       97,453
Accrued Expenses And Other Liabilities                 44,833       25,374

Total Liabilities                                  16,959,643   14,751,683

Stockholders' Equity:
 Preferred Stock, $0.10 Par Value Per Share:
  100,000 Shares Authorized; None Issued                    0            0
Common Stock, $0.10 Par Value Per Share:
 152,000 Shares Authorized; 152,000 and 0
 Issued At June 30, 1998 and
 June 30, 1997 Respectively                            15,200       15,200
Additional Paid-In Capital                          1,192,833    1,192,833
Retained Earnings (Substantially Restricted)          947,246      963,752
Unrealized Gain (Loss) On Securities Available
 For Sale, Net Of Taxes                                 7,412        5,036
Unearned ESOP Shares                                 (115,439)    (117,466)

     Total Stockholders' Equity                     2,047,252    2,059,355
     Total Liabilities And Stockholders' Equity   $19,006,895  $16,811,038

See accompanying notes to unaudited consolidated financial statements.

          Landmark Financial Corporation and Subsidiary
              Consolidated Statements of Operation
                  June 30,1998 and June 30,1997
                           (Unaudited)


                                       For the Three Months Ended
                                               June 30,

                                             1998     1997
Interest income:
 Loans receivable                         $ 315,157 $ 232,606
 Mortgage-backed securities                   1,348     2,655
 Investments                                 47,618    10,959

  Total interest income                     364,123   246,220

Interest expense:                           210,190   139,499
 Deposits

  Total interest expense                    210,190   139,499

  Net interest income                       153,933   106,721

Provision for losses on loans                18,447         0

 Net interest income after provision
  for losses on loans                       135,486   106,721

Noninterest income:

 Late charges and other loan fees             6,996     8,683
 Gain on sale of investment securities
  and mortgage-backed securities                  0    12,411
 Commissions and other fees                   2,637       894
 Other                                        3,923     2,478

  Total noninterest income                   13,556    24,466

Noninterest expense:

 Compensation and employee benefits          81,607    55,921
 Office buildings and equipment               2,446     4,683
 Data processing                              9,936     8,189
 Advertising                                  1,638     1,620
 Depositinr,urance premiums                   3,848     1,343
 Other                                       64,778    56,046
 Amortization of cost in excess of
  fair value of net assets acquired           7,450     3,543

  Total noninterest expense                 171,703   131,345

  Income (loss) before income taxes         (22,661)     (158)

  Income tax expense (benefit)               (6,155)        0

  Net income (loss)                        ($16,506)    ($158)

Earnings per share                           ($0.12)       --

Average common and common equivalent
 shares outstanding                         139,942        --

See accompanying notes to unaudited consolidated financial statements.
PAGE

                      Landmark Financial Corporation and Subsidiary
                Consolidated Statement of Changes In Stockholders' Equity
                             Three Months Ended June 30, 1998
                                       (Unaudited)


                                                                               Unrealized
                                                                               gain(loss)
                                                                             on securities
                                                   Additional                 available for      Unearned     Total
                                          Common    paid-in     Retained      sale, net, of        ESOP   stockholders'
                                          stock     capital     earnings     applicable taxes     shares     equity
Balance, March 31, 1998                   $15,200  $1,192,833    $963,752        $5,036         ($117,466)   $2,059,355

Net income (loss)                                                 (16,506)                                 (16,506)

Issuance of common stock                                                                            2,027         2,027

Change in unrealized gain
 (loss) on securities
 available for sale, net                                                          2,376                           2,376

Balance, June 30, 1998                    $15,200  $1,192,833    $947,246        $7,412         ($115,439)   $2,047,252



See accompanying notes to unaudited consolidated financial statements.

PAGE

          Landmark Financial Corporation and Subsidiary
              Consolidated Statements of Cub Flows
               Three Ended June 30, 1998 and 1997
                           (Unaudited)


                                                      June 30,     June 30,
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES
 Net income (loss)                                    ($16,506)     ($158)
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities
  Depreciation                                           4,017      3,543
  Amortization (accretion), net                          3,433        377
  Provision for loan losses                             18,447          0
  Deferred income taxes                                 (6,155)         0
  Decrease (increase) in
    Accrued interest receivable                        (19,890)   (12,528)
    Conversion costs                                         0    (72,195)
    Trading account securities                               0     69,324
    Other assets                                       (47,688)   (17,658)
  Increase (decrease) in
    Accrued expenses and other liabilities              19,459      8,107
    Accrued interest payable                                39          0
    Income taxes payable                                     0      1,000

                                                       (44,844)   (20,188)

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
 Net increase in loans receivable                   (1,140,218)(3,277,919)
 Purchase of investments required by law                     0    (13,100)
 Proceeds from sale of held-to-maturity securities           0    127,084
 Purchases of avail&tile-for-sale securities                 0   (200,000)
 Proceeds from principal repayments of                  11,180     15,373
  mortgage-backed securities
 Purchase of premises and equipment                   (177,694)    (7,278)

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES
 Net increase (decrease) in deposits                 2,153,233  2,960,462
 Increase (decrease) in advances from borrowing
  taxes and insurance                                   35,229     71,882
 Proceeds from sale of capital stock, net                2,027          0

                                                     2,190,489  3,032,344

      Net Increase (decrease) In cash                  838,913   (343,684)

CASH, beginning of year                              1,530,236    709,458

CASH, end  of period                                $2,369,149   $365,774

SUPPLEMENTAL DISCLOSURES:
  Cash paid for:
    Income taxes                                            $0       $900

    Interest                                          $210,151   $139,499

  Increase (decrease) on unrealized gain
   on securities available-for-sale                     $2,376     $2,713

  Transfer from loans receivable to foreclosed
   real estate                                              $0    $45,063

See accompanying notes to unaudited consolidated financial statements.

             LANDMARK FINANCIAL CORP. AND SUBSIDIARY
           Notes To Consolidated Financial Statements
                           (Unaudited)
                          June 30, 1998


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

     The accompanying consolidated financial statements as of and for the three months ended June 30, 1998, and the statement of financial condition as of March 31, 1998, respectively include the accounts of the Company and the Bank. The accompanying statements of operations and cash flows for the three months ended June 30, 1997, respectively, are of the Bank.

(2)  Basis of Preparation

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB.
To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1998, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments consisting only of normal recurring accruals which are necessary for the fair presentation of the interim financial statements have been included. The consolidated statement of operations for the three month period ended June 30, 1998 is not necessarily indicative of the results which may be expected for the entire year. The March 31, 1998 balance sheet has been derived from the audited financial statements of that date.

             LANDMARK FINANCIAL CORP. AND SUBSIDIARY
           Notes To Consolidated Financial Statements
                           (Unaudited)
                          June 30, 1998

(3)  Pro Forma Earnings Per Share

     On November 13, 1997, 152,000 shares of the Company's stock were issued, including 12,160 shares issued to the Employees Stock Ownership Plan (ESOP). Pro forma income per share amounts for the three month period ended June 30, 1998 is based upon 140,043 shares, exclusive of shares issued to the ESOP, as though those shares were outstanding for the entire period.

(4)  Stockholders' Equity and Stock Conversion

     The Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank pursuant to its Plan of Conversion which was approved by the Bank's members on September 23, 1997. The conversion was effective on November 23, 1997 and resulted in the issuance of 152,000 shares of common stock (par value $0.10) at $10.00 per share for a gross sales price of $1,520,000. Cost related to conversion (primarily underwriters' commissions, printing and professional fees) aggregated $311,967 and were deducted to arrive at the net proceeds of $1,086,433 net of the ESOP loan. The company established an employee stock ownership trust which purchased 12,160 shares of common stock of the Company at the issuance price of $10.00 per share with funds borrowed from the Bank.

(5)  Employee Stock Ownership Plan

     All employees meeting age and service requirements are eligible to participate in an ESOP established on November 23, 1997. Contributions made by the Bank to the ESOP are allocated to participants by a formula based on compensation. Participant benefits become 100% vested after five years. ESOP expense for the period ended June 30, 1998 was $2,027. There was no ESOP expense for the period ended June 30, 1997.

             Landmark Financial Corp. and Subsidiary
                          June 30, 1998


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion compares the financial condition of Landmark Financial Corp. and its wholly owned subsidiary, Landmark Community Bank, a Savings Bank, (collectively the Bank) at June 30, 1998 to the financial condition at March 31, 1998, its fiscal year-end, and the results of operations for the three months ended June 30, 1998, with the same period in fiscal 1997. This discussion should be read in conjunction with the interim financial statements and notes which are included herein.

During August and September 1997, the Office of Thrift Supervision (OTS) conducted its previously scheduled routine safety and soundness on-sight examination of the Bank. During the course of its examination OTS examiners raised a number of concerns and noted certain deficiencies in the Bank's operations. As a result of the examination the Bank had agreed with the OTS not to originate any new consumer or commercial loans and to limit one-to-four family loan origination's to no more than $200,000 per month. Management has addressed the concerns of the OTS and full operational lending authority was restored effective February 10, 1998.

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

The Bank conducts its business through its main office in Canajoharie, Montgomery County, New York. The Bank has been, and intends to continue to be, a community oriented financial institution offering selected financial services to meet the needs of the communities it serves. The Bank attracts deposits from the general public and historically has used such deposits, together with other funds, primarily to originate one-to-four family residential mortgage loans, construction and land loans for single-family residential properties, and consumer loans consisting primarily of loans secured by automobiles. While the Bank's primary business has been that of a traditional thrift institution, originating loans in its primary market area for retention in its portfolio, the Bank also has been an active participant in the origination of consumer loans primarily for the purchase of automobiles.

             Landmark Financial Corp. and Subsidiary
                          June 30, 1998

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

Financial Condition

Total assets increased $2.20 million, or 13.1%, to $19.01 million at June 30, 1998 from $16.81 million at March 31, 1998. The increase in assets is due to increases in loans receivable outstanding and cash on hand.

Loans receivable, net, increased by $1.12 million, or 8.2%, to $14.76 million at June 30, 1998 from $13.64 million at March 31, 1998, primarily due to increases in consumer loans of $681,000, an increase in commercial loans of $175,000, and an increase in one-to-four family portfolio loans of $283,000.

Interest-bearing deposits in other institutions increased by $307,000, or 20.58%, to $1.80 million at June 30, 1998 from $1.49 million at March 31, 1998, due to net proceeds of new deposits being temporarily invested in Federal Home Loan Bank overnight deposits in anticipation of funding new loans.

Deposits increased $2.15 million, or 14.7%, to $16.78 million at June 30, 1998 from $14.63 million at March 31, 1998. The increase in deposits is primarily attributable to an increase in local deposits of $1.84 million held by the bank in the form of certificates of deposit, and an increase in DDA checking account deposits of $202,000.

Total equity decreased $12,103, or 0.6%, to $2,047,252 at June 30, 1998 from $2,059,356 at March 31, 1998, primarily due to a net loss for the three months ended June 30, 1998 of $16,506 which was partially offset by an increase in the unrealized gain of $2,376 on Available-for Sale-Securities, and the allocation of $2,027 for ESOP shares.

Comparison of Operating Results for the Three Months Ended June
30, 1997 and the Three Months Ended June 30, 1998

Performance Summary. The Company's net income decreased $16,348 to a loss of $16,506 for the three months ended June 30, 1998, compared to a net loss of $158 for the three months ended June 30, 1997. The decrease in earnings for the three months ended June 30, 1998 as compared to the same period in 1997 is primarily due to an increase in

             Landmark Financial Corp. and Subsidiary
                          June 30, 1998

loan loss provision of $18,447 and a decrease in gain realized on sale of trading account securities of $12,411, and an increase in employee compensation and benefits of $25,686, and an increase in other non-interest expense of $8,732, all of which were not entirely offset by the increase in net interest income of $47,212.

Net interest income. The Company's net interest income increased $47,212, or 44.2%, to $153,933 for the three months ended June 30, 1998, from $106,721 for the three months ended June 30, 1997. The increase in net interest income reflects an increase of $117,903 in interest income and a corresponding increase of $70,691 in interest expense for the three months ended June 30, 1998 as compared to the same period in 1997. The increase in interest income reflects increased balances of loans receivable, primarily consumer auto loans and one-to-four family mortgages, and increased balances in interest bearing deposits held at other institutions. Interest expense increased primarily due to the increase in deposits.

Provision for Loan Losses. During the three months ended June 30, 1998, the Bank charged $18,447 against earnings as a provision for loan losses compared to a provision of 0 (zero) charged against earnings for the three months ended June 30, 1997. The allowance for loan losses at June 30, 1998 is .89% of loans receivable, as compared to .89% of loans receivable, at March 31, 1998. Total nonperforming loans at June 30, 1998 are $97,000, or .65% of loans receivable, as compared to total nonperforming loans at March 31, 1998 of 144,000 or 1.05% of loans receivable.

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

Noninterest Income. For the three months ended June 30, 1998, noninterest income decreased $10,910 or 44.6%, to $13,556 from $24,466 for the same period in 1997. The decrease is primarily due to gain realized in the three months ended June 30, 1997 on the sale of trading investment securities in the amount of $12,411. No investment securities were sold in the three months ended June 30, 1998.

Noninterest Expense. Noninterest expense increased $40,358 or 30.7%, to $171,703 for the three months ended June 30, 1998 from $131,345 for the same period in 1997. The increase was primarily due to an increase in employee compensation and related benefits

             Landmark Financial Corp. and Subsidiary
                          June 30, 1998

expense of $25,686 and an increase in other expenses primarily related to the increased operating expenses of a stock savings bank.

Nonperforming Assets

On June 30, 1998, nonperforming assets were $119,000 compared to $144,000 on March 31, 1998. The nonperforming assets consisted of loans of $96,000 and repossessed assets of $24,000. The balance of the Bank's allowance for loan losses was $133,000 or 111.17% of nonperforming assets as of June 30, 1998. The balance of the Bank's allowance for loan losses was $110,000 or 71.90% of nonperforming assets as of June 30, 1997. Loans are considered nonperforming when the collection of principal and/or interest is not probable, or in the event payments are more than ninety days delinquent.

Capital Resources

The Bank is subject to three capital to asset requirements in accordance with OTS regulations. The following table is a summary of the Bank's regulatory capital requirements versus actual capital as of June 30, 1998 and March 31, 1998, respectively:

                          June 30, 1998

                               Actual         Required         Excess
                           amount/percent  amount/percent  amount/percent
                                      (dollars in thousands)
Tangible                   $2,040  10.74%   $285   1.50%    $1,755  9.24%
Core leverage capital      $2,040  10.74%   $760   4.00%    $1,280  6.74%
Risk-based capital         $2,173  18.89%   $920   8.00%    $1,253 10.89%

                                March 31, 1998

                               Actual         Required         Excess
                           amount/percent  amount/percent  amount/percent
                                      (dollars in thousands)
Tangible                   $2,054  12.22%   $252   1.50%   $1,802  10.72%
Core leverage capital      $2,054  12.22%   $674   4.00%   $1,380   8.21%
Risk-based capital         $2,176  21.88%   $799   8.00%   $1,377  13.85%


             Landmark Financial Corp. and Subsidiary
                          June 30, 1998

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

The Bank is required to maintain minimum levels of liquid assets as defined by regulations. The required percentage is currently 5.0% of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The Bank has maintained its liquidity ratio at levels exceeding the minimum requirement. The eligible liquidity ratios at June 30, 1998 and March 31, 1998 were 20.48% and 18.90%, respectively.

In light of the competition for deposits, the Bank may utilize the funding source of the FHLB to meet demand in accordance with the Bank's growth plans. The wholesale funding sources may allow the Bank to obtain a lower cost of funding and create a more efficient liability match to the respective assets being funded.

For the purpose of the cash flow statement, all short-term investments with a maturity of three months or less at date of purchase are considered cash equivalents. Cash and cash equivalents for the periods ended June 30, 1998 and March 31, 1998 were $2,369,149 and $1,530,236, respectively. The increase was primarily due to the fact that an increase in deposits of $2.2 million was partially offset by an increase in loans receivable of $1.12 million and an increase in Premises and Equipment net of accumulated depreciation of $174,000.

Net cash provided by operating activities decreased to $(44,844) at June 30, 1998, from $(20,188) at June 30, 1997.


Year 2000

The Bank is in the process of conducting a review of its computer systems in order to determine which systems could be affected by the "Year 2000" issue, while at the same time developing an implementation plan to resolve any identified problem. The "Year 2000" problem is the result of computer programs that were written using a two digit field rather than a four digit field to
define  the  year.   For example, programs  that  have

             Landmark Financial Corp. and Subsidiary
                          June 30, 1998

date-sensitive fields may recognize a date using "00" as the year 1900 rather than the year 2000. The results of this programming error could be system failure or miscalculation. Management believes that with modifications to existing software and by converting to new hardware, the "Year 2000" problem will not pose significant operational problems for the Bank. Given the Bank's interdependence on a third-party service provider, the internal costs related to the Bank's Year 2000 efforts will consist primarily of accelerating various hardware and software upgrades which generally would have been incurred in the normal course of business. Management does not believe that the internal costs necessary to address the "Year 2000" issue will have a material adverse impact on future operations other than the impact such an event will have on the cost of services provided by its third-party service providers which is unknown at this time.
Management cannot guarantee that any third-party service provider will be Year 2000 ready other than through assurances provided from the third party service provider to the Company.

             Landmark Financial Corp. and Subsidiary
                          June 30, 1998

                   Part II   Other Information

Item 1.  Legal Proceedings

      From time to time, the Company is involved as a plaintiff or defendant in various legal actions incident to its business. None of these actions individually or in the aggregate is believed to be material to the financial condition of the Company.


Item 2.  Changes in Securities and Use of Proceeds

      Not applicable


Item 3.  Defaults Upon Senior Securities

      Not applicable


Item 4.  Submission of Matters to a Vote of Security Holders

      None


Item 5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

       Financial Data Schedule Attached

             Landmark Financial Corp. and Subsidiary
                          June 30, 1998


                           SIGNATURES


Under the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         LANDMARK FINANCIAL CORP.


Date : 08/13/98          /s/ Gordon E. Coleman
                         ------------------------------
                         Gordon E. Coleman
                         President and Chief Executive Officer
                         (Duly Authorized Officer)


Date : 08/13/98          /s/ Paul S. Hofmann
                         ------------------------------
                         Paul S. Hofmann
                         Vice President and Chief Financial
                          Officer
                         (Principal Financial Officer)