Form 10-K/A
period 1998-03-31
LANDMARK FINANCIAL CORP /DE
filed 1998-08-25
CIK 1041392

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No.1
                                      to

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


                                       Landmark Financial Corp.


Date:    August 21, 1998                 By: /s/ Gordon E. Coleman
                                           ---------------------
                                           Gordon E. Coleman
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:/s/ Gordon E. Coleman                By:/s/ F. Richard Ferraro
   -------------------------               ---------------------------
   Gordon E. Coleman                       F. Richard Ferraro
     President, Chief Executive              Director
     Officer and Director
     (Principal Executive Officer)

Date: August 21, 1998                     Date: August 21, 1998



By:/s/ Paul Hofmann                     By:/s/ Patricia A. Symolon
   -------------------------               ---------------------------
   Paul Hofmann                            Patricia A. Symolon
     Chief Financial Officer                 Director
     (Principal Financial and
     Accounting Officer)

Date: August 21, 1998                     Date: August 21, 1998

By:/s/ John R. Francisco                By:/s/ Carl J. Rockefeller
   -------------------------               ----------------------------
   John R. Francisco                       Carl J. Rockefeller
     Chairman of the Board                   Vice Chairman of the Board

Date: August 21, 1998                     Date: August 21, 1998



By:/s/ Frederick LaCoppola              By:/s/ Carl S. Salmon III
   -------------------------               ----------------------------
   Frederick LaCoppola                     Carl S. Salmon III
     Director                                Director

Date: August 21, 1998                     Date: August 21, 1998