Form 10KSB/A
period 1998-03-31
LANDMARK FINANCIAL CORP /DE
filed 1998-09-24
CIK 1041392

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No.2
                                      to

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
                                                  ----------------------------------------------------------------

                                                                         Percent                          Percent
                                                                        of Loans                         of Loans
                                                                Loan     in Each                Loan      in Each
                                                   Amount of  Amounts   Category    Amount of   Amounts   Category
                                                   Loan Loss     by     to Total    Loan Loss     by      to Total
                                                   Allowance  Category    Loans     Allowance  Category     Loans
                                                   ---------  --------  -------     ---------  --------   --------
                                                                        (Dollars in Thousands)

One- to four-family.............................   $   60     $ 8,687     63.13%   $    55    $ 7,185      74.93%
Commercial real estate..........................       --         971      7.06         --        392       4.09
Consumer........................................       59       3,936     28.59         53      1,816      18.94
Commercial business.............................        3         168      1.22          2        196       2.04
Unallocated.....................................       --          --        --         --         --         --
                                                   ------     -------   -------    -------    -------    -------
     Total......................................   $  122     $13,762    100.00%   $   110    $ 9,589     100.00%
                                                   ------     -------   -------    -------    -------    -------
                                                   ------     -------   -------    -------    -------    -------

     The following table sets forth an analysis of the Bank's allowance for loan losses.


                                                                               Years Ended March 31,
                                                                             --------------------------
                                                                                 1998              1997
                                                                             -------------    ---------
                                                                               (Dollars In Thousands)
Balance at beginning of period...........................................      $   110           $   32

Charge-offs:
   One- to four-family...................................................           --               --
   Commercial real estate................................................           --               --
   Consumer..............................................................           --               --
   Commercial business...................................................           --               --
                                                                               -------           ------
      Total charge-offs..................................................           --               --
                                                                               -------           ------

Recoveries:
   One- to four-family...................................................           --               --
   Commercial real estate................................................           --               --
   Consumer..............................................................           --               --
   Commercial business...................................................           --               --
                                                                               -------           ------
      Total recoveries...................................................           --               --
                                                                               -------           ------

Net charge-offs..........................................................           --               --
Provision for loan losses................................................           12               78
                                                                               -------           ------
Balance at end of period.................................................      $   122           $  110
                                                                               -------           ------
                                                                               -------           ------

Ratio of net charge-offs during the period
 to average loans outstanding during the period..........................         0.02%           0.00%
                                                                               -------           ------
                                                                               -------           ------

Ratio of net charge-offs during the period to
average non-performing assets                                                     2.09%            0.00%
                                                                               -------           ------
                                                                               -------           ------

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

         3.2 Bylaws of Landmark Financial Corp. (Incorporated herein by reference to the Company's SB-2

         4 Form of Stock Certificate of Landmark Financial Corp., incorporated from Form SB-2.

         13    Annual Report to Stockholders

         21    Subsidiaries of Company

         27    Financial Data Schedule

         99.1  Financial Statements of Landmark Financial Corp.


                                   Signatures

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Landmark Financial Corp.


Date:    September 21, 1998                 By: /s/ Gordon E. Coleman
                                           ---------------------
                                           Gordon E. Coleman
                                           President and Chief Executive Officer

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

Date: September 21, 1998                     Date: September 21, 1998



By:/s/ Paul Hofmann                     By:/s/ Patricia A. Symolon
   -------------------------               ---------------------------
   Paul Hofmann                            Patricia A. Symolon
     Chief Financial Officer                 Director
     (Principal Financial and
     Accounting Officer)

Date: September 21, 1998                     Date: September 21, 1998

By:/s/ John R. Francisco                By:/s/ Carl J. Rockefeller
   -------------------------               ----------------------------
   John R. Francisco                       Carl J. Rockefeller
     Chairman of the Board                   Vice Chairman of the Board

Date: September 21, 1998                     Date: September 21, 1998



By:/s/ Frederick LaCoppola              By:/s/ Carl S. Salmon III
   -------------------------               ----------------------------
   Frederick LaCoppola                     Carl S. Salmon III
     Director                                Director

Date: September 21, 1998                     Date: September 21, 1998