Form 10QSB
period 1998-10-30
LANDMARK FINANCIAL CORP /DE
filed 1998-11-06
CIK 1041392

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC   20549
                 ---------------------------------------

                               FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1998

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___ to ___

                      Commission File Number 0-22951

                          LANDMARK FINANCIAL CORP.
                          -----------------------
            (Exact name of Registrant as specified in its Charter)

             Delaware                                   16-1531343
-----------------------------------              ----------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification
  incorporation or organization)                       Number)


    211 Erie Boulevard, Canajoharie, New York                     13317
--------------------------------------------                     -------
  (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (518) 673-2012
                                                    --------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                      X  Yes        No
                                                     ----       ----

    As of September 30, 1998, there were 152,000 shares of the Registrant's common stock, par value $0.10 per share, outstanding.

    Transitional Small Business Disclosure Format (check one):   Yes    X  No
                                                              ---       ---

                   LANDMARK FINANCIAL CORP.  AND SUBSIDIARY

                             Table of Contents


  PART I - FINANCIAL INFORMATION

       Item 1. Financial Statements:

         Consolidated Statements of Financial Condition at September 30,
         1998, (unaudited) and March 31,1998.................................1

         Consolidated Statements of Operations for the three months and six months ended September 30, 1998 and 1997, (unaudited)...............2

         Consolidated Statement of Changes In Stockholders' Equity for the
         six months ended September 30, 1998 (unaudited).....................3

         Consolidated Statements of Cash Flows for the six months ended
         September 30, 1998 and 1997 (unaudited).............................4

         Notes to Consolidated Financial Statements..........................5

       Item 2. Management's Discussion and Analysis of Financial Condition
         And Results of Operations...........................................7

  PART II - OTHER INFORMATION...............................................14


  SIGNATURES................................................................16

                Landmark Financial Corporation and Subsidiary
                Consolidated Statements of Financial Condition
                     September 30,1998 and March 31, 1998


                              September 30, 1998                March 31, 1998
                              ------------------                --------------
                                 (Unaudited)

                  Assets
Cash                                    398,697                        $40,236
Interest Bearing Deposits               260,032                      1,490,000
Investment Securities,
  (Available For Sale)                1,307,368                      1,103,916
Mortgage-Backed Securities,
  (Held To Maturity)                     52,697                         74,080
Loans Receivable, Net                16,111,013                     13,640,142
Accrued Interest Receivable             101,307                         86,143
Stock In Federal Home Loan Bank, At Cost 87,400                         87,400
Premises And Equipment, At Cost
  Less Accumulated Depreciation          506,632
197,234
Deferred Tax Asset                       14,669                          7,100
Foreclosed Real Estate                   78,696                              0
Other Assets                            128,564                         84,787
                                        -------                         ------
                  Total Assets      $19,047,075                    $16,811,038

                  Liabilities And Stockholders' Equity

Accounts Payable                          3,299                          3,851
Deposits                             16,922,191                     14,628,856
Accrued Interest On Deposits                 81                              0
Advance Payments By Borrowers For Taxes
  And Insurance                          42,452                         97,453
Accrued Expenses And Other Liabilities   17,275                         21,523
                                         ------                         ------
               Total Liabilities    $16,985,298                    $14,751,683

Stockholders' Equity:
Preferred Stock, $0.10 Par Value Per Share:
100,000 Shares Authorized; None Issued         0                             0
Common Stock, $0.10 Par Value Per Share:
  152,000 Shares Authorized;
  152,000 Issued and Outstanding          15,200                        15,200
Additional Paid-In Capital             1,192,833                     1,192,833
Retained Earnings,
  Substantially Restricted               939,283                       963,752
Unrealized Gain On Securities
  Available For Sale, Net                 27,954                         5,036
Unearned ESOP Shares                   (113.493)                     (117,466)
                                       ---------                     ---------
        Total Stockholders' Equity   $ 2,061,777                    $2,059,355

  Total Liabilities and
  Stockholders' Equity                $19,047,075                  $16,811,038



  See accompanying notes to unaudited consolidated financial statements.

                         Landmark Financial Corporation and Subsidiary
                            Consolidated Statements of Operations
                                   September 30, 1998
                                       (Unaudited)

                                         For the Three Months Ended 9/30                   For the Six Months Ended 9/30
                                          1998                     1997                        1998                1997
                                          ----                     ----                        ----                ----
Interest income:
  Loans receivable                    $347,233                 $308,924                    $662,390            $541,530
  Mortgage-backed securities               917                    1,799                       2,266               4,454
  Investments                           37,167                   25,861                      84,794              36,820
                                        ------                   ------                      ------              ------
  Total interest expense               385,317                  336,584                     749,440             582,804

Interest expense:
  Deposits                             222,855                  201,889                     433,045             341,388
                                       -------                  -------                     -------             -------
  Total interest expense               222,855                  201,889                     433,045             341,388
                                       -------                  -------                     -------             -------
  Net interest income                  162,462                  134,695                     316,395             241,416

Provision for losses on loans           11,721                   12,000                      30,168              12,000
                                        ------                   ------                      ------              ------
  Net interest income after provision
   for losses on loans                 150,741                  122,695                     286,227             229,416

Non-interest income:

  Late charges and other loan fees       4,159                   14,005                      11,155              22,688
  Gain on sale of investment securities
    and mortgage-backed securities           0                        0                           0              12,411
  Commissions and other fees                 0                        0                       2,546                   0
  Other                                  3,632                  (5,809)                       7,645             (2,437)
                                         -----                  -------                       -----             -------
    Total non-interest income            7,791                    8,196                      21,346              32,662

Non-interest expense:

  Compensation and employee benefits    80,951                   74,728                     162,558             130,649
  Office buildings and equipment         8,738                   11,575                      15,200              16,258
  Data processing                        9,337                    9,070                      19,273              17,259
  Advertising                            2,040                    4,823                       3,677               6,443
  Deposit insurance premiums             3,437                    1,609                       7,284               2,952
  Other                                 65,744                   40,301                     130,524              96,347
  Amortization of cost in excess of
  fair Value of net assets acquired      (752)                  (2,594)                       2,681                 949

    Total non-interest expense         169,495                  139,512                     341,197             270,857

    Income (loss) before income taxes  (10,963)                 (8,621)                    (33,624)             (8,779)

  Income taxes                          (3,000)                 (2,300)                     (9,155)             (2,300)
                                        -------                 -------                     -------             -------
     Net income (loss)                 ($7,963)                ($6,321)                   ($24,469)            ($6,479)

  Earnings per share                    ($0.06)                     N.A.                    ($0.17)                N.A.

  Average common and common
    equivalent shares outstanding       140,550                       0                     140,448                  0

See accompanying notes to unaudited consolidated financial statements.

                          Landmark Financial Corporation and Subsidiary
                    Consolidated Statements of Changes in Stockholders' Equity
                               Six Months Ended September 30, 1998
                                          (Unaudited)

                                           Additional                 Accumulated         Unearned        Total
                               Common       paid-in    Retained    other comprehensive      ESOP        Stockholders'
                                Stock       capital    earnings          income            Shares         Equity
------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1998      $15,200    $1,192,833   $963,752          $5,036           ($117,466)    $2,059.355

Comprehensive Income
     Net income (loss)                                 (24,469)                                          (24,469)

   Change in unrealized gain on
   securities available for sale, net
   of deferred income taxes of $6,000                                    22,918                           22,918

   ESOP shares earned                                                                       3,973          3,973

Total Comprehensive Income                                                                                 2,422
------------------------------------------------------------------------------------------------------------------------
Balance at September 30,1998   $15,200    $1,192,833   $939,283          $27,954          ($113,493)   $2,061,777

See accompanying notes to audited consolidated financial statements.

                         Landmark Financial Corporation and Subsidiary
                             Consolidated Statements of Cash Flows
                          Six Month Ended September 30,1998 and 1997
                                         (Unaudited)


                                                                September 30,      September 30,
                                                                   1998                1997
    CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES
         Net income (loss)                                          ($24,469)       ($6,479)
         Adjustments to reconcile net income to net
         cash provided by (used in) Operating activities
           Depreciation                                                 9,269          8,472
           Amortization (accretion), net                                2,681            948
           Provision for loan losses                                   30,168         12,000
           Deferred income taxes                                      (7,569)       (16,300)
           Decrease (increase) in
              Accrued interest receivable                            (15,164)       (19,596)
              ESOP Loan                                                 3,973              0
              Trading account securities                                    0         69,324
              Intangible assets, conversion costs                           0      (187,961)
              Real Estate Foreclosed                                 (78,696)              0
              Other assets                                           (43,777)       (46,749)
            Increase (decrease) in
              Accounts payable                                          (552)         28,200
              Accrued interest payable                                     81          3,029
              Other liabilities                                       (4,248)         19,488
                                                                      -------         ------
                                                                    (128,303)      (135,624)

    CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
         Net increase in loans receivable                         (2,501,039)    (4,528,022)
         Proceeds from sale of held-to-maturity securities                  0        235,533
         Proceeds from disposition of available-for-sale securities   500,000              0
         Proceeds from sale of investments required by law                  0       (13,100)
         Purchase of available-for-sale securities                  (710,644)      (401,185)
         Proceeds from principal repayments of
           mortgage-backed securities                                  48,812         23,972
         Purchase o premises and equipment                          (318,667)       (10,764)
                                                                    ---------       --------
                                                                  (2,981,538)    (4,703,566)

    CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES
         Net increase (decrease) in deposits                        2,293,335      4,276,751
         Increase in deposits, stock subscriptions (restricted)             0        768,780
         Increase (decrease) in advances from borrowing
           taxes and insurance                                       (55,001)          5,786
                                                                     --------          -----
                                                                    2,238,334      5,051,317

              Net increase (decrease) in cash                       (871,507)        212,127

    CASH, beginning of year                                         1,530,236        709,458

    CASH, end of year                                                $658,729       $921,585

    SUPPLEMENTAL DISCLOSURES:
         Cash paid for:
              Income taxes                                                  0            900

              Interest                                               $433,045       $338,359

         Increase (decrease) on unrealized gain
         on securities available-for-sale                              28,918          5,564

         Transfer of deposits to
          Deposits, stock subscriptions (restricted)                        0        216,500




See accompanying notes to unaudited consolidated financial statements.

                  LANDMARK FINANCIAL CORP.  AND SUBSIDIARY
                 Notes To Consolidated Financial Statements
                                (Unaudited)
                             September 30,1998




(1)  Landmark Financial Corp. and Subsidiary
     ---------------------------------------

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

     The accompanying consolidated financial statements as of and for the three months and six months ended September 30, 1998, and the statements of financial condition as of September 30 and March 31, 1998, respectively include the accounts of the Company and the Bank. The accompanying statements of operations and cash flows for the three months and six months ended September 30, 1997, respectively, are of the Bank.

(2)  Basis of Preparation

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1998, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments consisting only of normal recurring accruals which are necessary for the fair presentation of the interim financial statements have been included. The consolidated statements of operations for the three month period and six month period ended September 30, 1998 are not necessarily indicative of the results which may be expected for the entire year. The March 31, 1998 balance sheet has been derived from the audited financial statements as of that date.

                    LANDMARK FINANCIAL CORP.  AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                                (Unaudited)
                             September 30, 1998



(3)  Earnings Per Share
     ------------------

     On November 13, 1997, 152,000 shares of the Company's stock were issued, including 12,160 shares issued to the Employees Stock Ownership Plan (ESOP). Income per share amounts for the three month and six month periods ended September 30, 1998 are based upon 140,651 shares exclusive of 11,349 unearned shares issued to the ESOP, as though those shares were outstanding for the entire period.

(4)  Stockholders' Equity and Stock Conversion
     -----------------------------------------
     The Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank pursuant to its Plan of Conversion which was approved by the Bank's members on September 23, 1997. The conversion was effective on November 23, 1997 and resulted in the issuance of 152,000 shares of common stock (par value $0.10) at $10.00 per share for a gross sales price of $1,520,000. Cost related to conversion (primarily underwriters' commissions, printing and professional fees) aggregated $311,967 and were deducted to arrive at the net proceeds of $1,086,433 net of the ESOP loan. The company established an employee stock ownership trust which purchased 12,160 shares of common stock of the Company at the issuance price of $10.00 per share with funds borrowed from the Bank.

(5)  Employee Stock Ownership Plan
     -----------------------------
     All employees meeting age and service requirements are eligible to participate in an ESOP established on November 23, 1997. Contributions made by the Bank to the ESOP are allocated to participants by a formula based on compensation. Participant benefits become 100% vested after five years. ESOP expenses for the three and six month periods ended September 30, 1998 were $1,946 and $3,973, respectively. There was no ESOP expense for the period ended September 30, 1997.

              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion compares the financial condition of Landmark Financial Corp. and its wholly owned subsidiary, Landmark Community Bank, a Savings Bank, (collectively the Bank) at September 30, 1998 to the financial condition at March 31, 1998, its fiscal year-end, and the results of operations for the three month and six month periods ended September 30, 1998, with the same periods in fiscal 1997. This discussion should be read in conjunction with the interim financial statements and notes which are included herein.

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

General
-------

Landmark Financial Corp. was organized as a Delaware corporation in June 1997 to acquire all of the capital stock issued by Landmark Community Bank upon its conversion from the mutual to stock form of ownership. Landmark Community Bank was founded in 1925 as a New York chartered savings and loan association located in Canajoharie, New York. In 1997, its members voted to convert to a federal charter. The business of the holding company consists primarily of the business of the Bank. The Bank conducts its business through its main office located at 211 Erie Blvd., Canajoharie, Montgomery County, New York. The Bank has been, and intends to continue to be, a community oriented financial institution offering selected financial services to meet the needs of the communities it serves. The Bank attracts deposits from the general public and historically has used such deposits, together with other funds, primarily to originate one-to-four family residential mortgage loans, construction and land loans for single- family residential properties, and consumer loans consisting primarily of loans secured by automobiles. While the Bank's primary business has been that of a traditional thrift institution, originating loans in its primary market area for retention in its portfolio, the Bank also has been an active participant in the origination of consumer loans primarily for the purchase of automobiles.

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

Financial Condition
--------------------

Total assets increased $2.24 million, or 13.3%, to $19.05 million at September 30, 1998 from $16.81 million at March 31, 1998. The increase in assets is primarily due to increases in loans receivable, premises and equipment, and investment securities, partially offset by a decrease in interest bearing deposits.

Loans receivable, net, increased by $2.47 million, or 18.1%, to $16.11 million at September 30, 1998 from $13.64 million at March 31, 1998, primarily due to increases in consumer loans of $1.58 million, an increase in commercial loans of $375,000, and an increase in one-to-four family portfolio loans of $518,000.

Premises and equipment increased $309,000. On August 24, 1998 Landmark Community Bank moved to an entirely new facility owned by the bank and located at 211 Erie Blvd., Canajoharie, NY.

Investment securities increased $202,000, or 18.3% to $1.31 million at September 30, 1998 from $1.10 million at March 31, 1998. Interest bearing deposits decreased $1.23 million to partially fund the growth in the above mentioned assets.

Deposits increased $2.29 million, or 15.7%, to $16.92 million at September 30,1998 from $14.63 million at March 31, 1998. The increase in deposits is primarily attributable to an increase in local deposits of $2.07 million held by the bank in the form of certificates of deposit, and an increase in DDA checking account deposits of $396,000. Savings accounts decreased $163,000.

Total equity increased $1,302 or 0.06%, to $2,061,657 at September 30, 1998 from $2,059,355 at March 31, 1998, primarily due to an increase in the unrealized gain of $22,918 on Available-for-Sale Securities, which was offset by a net loss for the six months ended September 30, 1998 of $25,589 and the allocation of $3,973 for ESOP shares.

     Comparison of Operating Results for the Three Months and Six Months
      Ended September 30, 1998 and the Three Months and Six Months Ended
                           September 30, 1997
     -------------------------------------------------------------------

Performance Summary. The Company's net income decreased $1,642 to a loss of $7,963 for the three months ended September 30, 1998, compared to a net loss of $6,321 for the three months ended September 30, 1997. The increase in net loss for the three months ended September 30, 1998 as compared to the same period in 1997 is primarily due to an increase in non-interest expense of $29,983 which was partially offset by an increase in net interest income of $27,767. The net loss increased $17,990 to $24,469 for the six months ended September 30, 1998 as compared to a loss of $6,479 for the same period in fiscal year 1997. The decrease in earnings is primarily due to the increase in non-interest expense of $70,340 and a decrease in gain on sale of investment securities of $12,411, partially offset by the increase in net interest income of $74,979.

Net Interest Income. The Company's net interest income increased $27,767, or 20.6%, to $162,462 for the three months ended September 30, 1998, from $134,695 for the three months ended September 30, 1997. For the six months ended September 30, 1998, net interest income increased $74,979, or 31.1%, from $241,416 for the same period in fiscal 1997. The increases in net interest income reflect an increase of $48,733 in interest income and a corresponding increase of $20,966 in interest expense for the three months ended September 30, 1998 as compared to the same period in 1997, and an increase of $166,636 in interest income and an increase of $91,657 in interest expense for the six months ended September 30, 1998 as compared to the same period in 1997. The increase in interest income reflects increased balances of loans receivable, primarily consumer auto loans and one-to-four family mortgages. Interest expense increased primarily due to the increase in deposits.

Provision for Loan Losses. During the three months ended September 30, 1998, the Bank charged $11,721 against earnings as a provision for loan losses compared to a provision of $12,000 charged against earnings for the three months ended September 30, 1997. For the six months ended September 30, 1998 the Bank charged $30,168 against earnings as a provision for losses compared to $12,000 charged against earnings for the six months ended September 30, 1997. The allowance for loan losses at September 30, 1998 is .89% of loans receivable, as compared to .89% of loans receivable, at March 31, 1998. Total non-performing loans at September 30, 1998 are $4,000, or .02% of loans receivable, as compared to total non-performing loans at March 31, 1998 of 144,000 or 1.05% of loans receivable.

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

Non-interest Income. For the three months ended September 30, 1998, non-interest income decreased $405 or 4.9%, to $7,791 from $8,196 for the same period in 1997. For the six months ended September 30, 1998, non-interest income decreased $11,316 or 34.6% from $32,662 for the same period in 1997. The decrease is primarily due to gain realized in the six months ended September 30, 1997 on the sale of trading investment securities in the amount of $12,411. No investment securities were sold in the six months ended September 30, 1998, although there are unrealized gains of $27,954 reflected on the Statement of Financial Condition for September 30, 1998 compared to $5,036 on March 31, 1998.

Non-interest Expense. Non-interest expense increased $29,983 or 21.5%, to $169,495 for the three months ended September 30, 1998 from $139,512 for the same period in 1997. The increase was primarily due to increases in employee compensation and related benefits and increases in other expenses primarily related to the increased operating expenses of a stock savings bank. Non-interest expense increased $70,340 or 26.0% for the six months ended September 30, 1998 from $270,857 in the same period in 1997, primarily due to the increases in compensation and expenses related to a stock savings bank.

Income Taxes. Income tax expense, (benefit) decreased $700 to ($3,000) for the three months end September 30, 1998, from ($2,300) for the same period in 1997. For the six months ended September 30, 1998 the tax benefit was ($9,155) compared to ($2,300) for the six months ended September 30, 1997.

Non-performing Assets
---------------------

On September 30, 1998, non-performing assets were $106,000 compared to $144,000 on March 31, 1998. The non-performing assets consisted of loans of $4,000 and repossessed or foreclosed assets of $102,000. The balance of the Bank's allowance for loan losses was $144,677 or 136.5% of non-performing assets and 3,616.7% of non-performing loans as of September 30, 1998. Loans are considered non-performing when the collection of principal and/or interest is not probable, or in the event payments are more than ninety days delinquent.

Capital Resources
-----------------

The Bank is subject to three capital to asset requirements in accordance with OTS regulations. The following table is a summary of the Bank's regulatory capital requirements versus actual capital as of September 30, 1998 and March 31, 1998, respectively:

                          September 30, 1998
                          ------------------


                            Actual               Required               Excess
                         amount/percent        amount/percent        amount/percent
                         --------------        --------------        --------------
                                           (dollars in thousands)
Tangible                 $2,026  10.75%        $283     1.50%        $1,743   9.23%
Core leverage capital    $2,026  10.75%        $75     44.00%        $1,272   6.77%
Risk-based capital       $2,171  17.45%        $995     8.00%        $1,176   9.45%

                           March 31, 1998
                           --------------

                            Actual               Required               Excess
                         amount/percent        amount/percent        amount/percent
                         --------------        --------------        --------------
                                           (dollars in thousands)
Tangible                 $2,054  12.22%        $252     1.50%        $1,802  10.72%
Core leverage capital    $2,054  12.22%        $674     4.00%        $1,380   8.21%
Risk-based capital       $2,176   21.88%       $799     8.00%        $1,377  13.85%

Liquidity
---------

The Bank's principal sources of funds are deposits, principal and interest payments on loans, deposits in other insured institutions and investment securities. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition. Additional sources of funds may be obtained from the FHLB of New York by utilizing numerous available products to meet funding needs.

The Bank is required to maintain minimum levels of liquid assets as defined by regulations. The required percentage is currently 5.0% of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The Bank has maintained its liquidity ratio at levels exceeding the minimum requirement. The eligible liquidity ratios at September 30, 1998 and March 31, 1998 were 16.14% and 18.90%, respectively.

In light of the competition for deposits, the Bank may utilize the funding source of the FHLB to meet demand in accordance with the Bank's growth plans. The wholesale funding sources may allow the Bank to obtain a lower cost of funding and create a more efficient liability match to the respective assets being funded.

For the purpose of the cash flow statement, all short-term investments with a maturity of three months or less at date of purchase are considered cash equivalents. Cash and cash equivalents for the periods ended September 30, 1998 and March 31, 1998 were $658,729 and $1,530,236, respectively. The decrease was primarily due to the fact that an increase in deposits of $2.2 million was offset by an increase in loans receivable of $2.5 million and increases in Premises and Equipment net of accumulated depreciation of $309,000, and investment securities of $202,000.

Net cash provided (used) by operating activities decreased to $(128,303) at September 30, 1998, from $(135,624) at September 30, 1997.

Year 2000
---------

The Bank has conducted a review of its computer systems in order to determine which systems could be affected by the "Year 2000" issue, and developed an implementation plan to resolve any identified problem. The testing phase of the implementation plan is currently under way. The "Year 2000" problem is the result of computer programs that were written using a two digit field rather than a four digit field to define the year. For example, programs that have date-sensitive fields may recognize a date using "00" as the year 1900 rather than the year 2000. The results of this programming error could be system failure or miscalculation. Management believes that with modifications to existing software and by converting to new hardware, the "Year 2000" problem will not pose significant operational problems for the Bank. Given the Bank's interdependence on a third-party service provider, the internal costs related to the Bank's Year 2000 efforts will consist primarily of accelerating various hardware and software upgrades which generally would have been incurred in the normal course of business, and testing various information systems. The upgrades for hardware and software will be substantially in place by December 31, 1998. Management believes that the internal costs necessary to address the "Year 2000" issue have been identified and these costs have been estimated to be approximately $20,000. Management cannot guarantee that any third-party service provider will be Year 2000 ready other than through assurances provided from the third party service provider to the Company. All third party providers have been contacted and the Company has received such assurances.

Recent Developments
-------------------

FASB Statement on Employer Disclosures about Pensions and Post-retirement Benefits In February, 1998, the FASB issued SFAS No. 132 which standardizes the disclosure requirements for pensions and other post- retirement benefits; requires additional information on changes in the benefit obligations and fair values of plan assets; and eliminates certain present disclosure requirements. The Statement does not change the measurement or recognition requirements for post-retirement benefits. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997 and, accordingly, will be adopted by the Company in the year ending March 31, 1999. Management does not expect that this standard will significantly affect the Company's financial reporting.

FASB Statement on Derivatives and Hedging Activities - In June, 1998, the FASB issued SFAS No. 133 which establishes accounting and reporting standards for derivative instruments and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a foreign currency hedge. Entities may reclassify securities from the held-to-maturity category to the available-for-sale category at the time adopting SFAS No. 133. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and, accordingly, would apply to the Company beginning on April 1, 2000. The Company plans to adopt the standard at that time and does not presently intend to reclassify securities between categories. The Company has not engaged in derivatives and hedging activities covered by the new standard, and does not expect to do so in the foreseeable future. Accordingly, SFAS No. 133 is not expected to have a material impact on the Company's financial statements.

FASB Statement on Mortgage-Backed Securities Retained after the Securitization Of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise - In October, 1998 the FASB issued SFAS No. 134 which amends SFAS No. 65 "Accounting for Certain Mortgage Banking Activities". Statement No. 65, as amended by Statement No. 115 and Statement No. 125, required that after securitization of a mortgage loan held for sale, a mortgage banking enterprise classify the resulting security as a trading security. Statement No. 134 amends this section to require that after the securitization of mortgage loans held for sale, the entity classify the resulting mortgage-backed security or other retained interest based on its ability and intent to sell or hold those investments. SFAS 134 is effective for the first quarter beginning after December 15, 1998 and accordingly would apply to the Company for the year ending March 31, 1999. The Company has not engaged in retaining securities after the securitization of its mortgage loans held for sale and does not expect to do so in the foreseeable future. Accordingly, SFAS No. 134 is not expected to have a material impact on the Company's financial statements.

                        Part II - Other Information


Item 1. Legal Proceedings
        -----------------

From time to time, the Company is involved as a plaintiff or defendant in various legal actions incident to its business. None of these actions individually or in the aggregate is believed to be material to the financial condition of the Company.

Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------

     Not applicable

Item 3. Defaults Upon Senior Securities
        -------------------------------

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

The annual meeting of shareholders was held July 22, 1998. There were four matters submitted to a vote of the shareholders of record as of June 12, 1998:

        1) Election of three directors; nominees were John R. Francisco, Gordon E. Coleman, and Carl S. Salmon 111.

                                      For   Withheld
               John R. Francisco   133,474    4,356
               Gordon E. Coleman   133,474    4,356
               Carl S. Salmon III  133,474    4,356

        2)     Adoption of the Landmark Financial Corp. 1998 Stock Option
               Plan.

                                      For   Against   Abstain
                                     -----  -------   -------
               Number of Votes      93,198    9,700     2,100

        3) Adoption of the Landmark Financial Corp. 1998 Recognition and Retention Plan.

                                     For    Against   Abstain
                                    -----   -------   -------
               Number of Votes     80,699    22,299     2,000


        4) Ratification of the appointment of Harvazinski & Montanye, LLP as auditors of the Company for the fiscal year ending March 31, 1999.

                                     For    Against   Abstain
                                    -----   -------   -------
                Number of Votes   132,630     4,400       500

Item 5. Other Information
        -----------------
        None

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

Financial Data Schedule Attached

                               SIGNATURES
                               ----------

Under the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   LANDMARK FINANCIAL CORP.
                                   ------------------------


Date: 11/02/98

                                   /s/Gordon E. Coleman
                                   -------------------------------------
                                   Gordon E. Coleman
                                   President and Chief Executive Officer
                                       (Duly Authorized Officer)

                                   /s/Paul S. Hofmann
Date: 11/02/98                     -------------------------------------
                                   Paul S. Hofmann
                                   Vice President and Chief Financial Officer
                                       (Principal Financial Officer)

                   Landmark Financial Corporation and Subsidiary
                             Financial Data Schedule
                       Six Months Ended September 30, 1998
                                 (Unaudited)


Multiplier: 1,000


     Period Type                   6 months
     Fiscal year-end               03/31/99
     Period-end                    09/30/98


     Cash                                                             398.7
     Interest-bearing deposits                                        260.0
     Federal fiends sold-purchased securities for resale                0.0
     Trading account assets                                             0.0
     Investment and mortgage-backed securities held for sale        1,307.4
     Investment and mortgage-backed securities held to
     maturity - carrying value                                         52.7
     Investment and mortgage-backed securities held to
     maturity - market value                                           52.8
     Loans                                                         16,255.7
     Allowance for losses                                           (144.7)
                                                                     -----

     Total assets                                                  19,047.1

     Deposits                                                      16,922.2
     Short-term borrowings                                              0.0
     Other liabilities                                                 63.2
     Long-term debt                                                     0.0
     Common stocks                                                     15.2
     Preferred stock -mandatory redemption                              0.0
     Preferred stock - no mandatory redemption                          0.0
     Other stockholders' equity                                     2,046.5

     Total Liabilities and stockholders' equity                    19,047.1

     Interest and fees on loans                                       662.4
     Interest and dividends on investments                             87.0
     Other interest income                                              0.0
     Total interest income                                            749.4
     Interest on deposits                                             433.0
     Total interest expense                                           433.0

     Net interest income                                              316.4

               Landmark Financial Corporation and Subsidiary
                          Financial Date Schedule
                     Six Months Ended September 30, 1998
                                (Unaudited)
                                  (Page 2)




      Provision for loan losses                                      (30.2)
      Investment securities gains/losses                                0.0
      Other expenses                                                (342.3)
      Income/loss before income tax                                  (34.7)
      Income/loss before extraordinary items                         (34.7)
      Extraordinary items, less tax                                     0.0
      Cumulative change in accounting principles                        0.0

      Net income or loss                                             (25.6)

      Earnings per share - primary                                   (0.18)
      Earnings per share - fully diluted                             (0.17)
      Net yield - interest-earning assets - actual                      3.17
      Loans on non-accrual                                              4.0
      Accruing loans past due 90 days or more                           0.0
      Troubled debt restructuring                                       0.0
      Potential problem loans                                          70.9
      Allowance for loan loss -beginning of period                    122.0
      Total charge-offs                                               (7.4)
      Total recoveries                                                  0.0
      Allowance for loan loss - end of period                         144.7
      Loan loss allowance allocated to domestic loans                   0.0
      Loan loss allowance allocated to foreign loans                    0.0
      Loan loss allowance - unallocated                               144.7