Form 10QSB
period 1998-12-31
LANDMARK FINANCIAL CORP /DE
filed 1999-02-02
CIK 1041392

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                    ----------------------------------------

                                   FORM 10-QSB

                  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended December 31, 1998

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from ___ to ___

                         Commission File Number 0-22951

                            LANDMARK FINANCIAL CORP.
                            -----------------------
             (Exact name of Registrant as specified in its Charter)

                  Delaware                                 16-1531343

         (State or other jurisdiction of        (I.R.S. Employer Identification
         incorporation or organization)          Number)


         211 Erie Boulevard, Canajoharie, New York                       13317
         -----------------------------------------                       -----
           (Address of principal executive offices)                   (Zip Code)

         Registrant's telephone number, including area code: (518) 673-2012
                                                              -------------

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                            X  Yes          No

                  As of December 31, 1998, there were 152,000 shares of the Registrant's common stock, par value $0.10 per share, outstanding.

         Transitional Small Business Disclosure Format (check one):  Yes    X No

                                   Form 10-QSB
                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                                Table of Contents


PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements:

                  Consolidated Statements of Financial Condition at December 31,
                  1998, (unaudited) and March 31,1998..........................2

                  Consolidated Statements of Operations for the three months and nine months ended December 31, 1998 and 1997, (unaudited)....3

                  Consolidated  Statement of Changes In Stockholders' Equity for
                  the nine months ended December 31, 1998, (unaudited).........4

                  Consolidated  Statements  of Cash  Flows  for the nine  months ended December 31, 1998 and 1997 (unaudited).................5

                  Notes to Consolidated Financial Statements...................6

         Item 2. Management's Discussion and Analysis of Financial Condition
                  And Results of Operations....................................8

PART II - OTHER INFORMATION...................................................14


SIGNATURES....................................................................15



                  Landmark Financial Corporation and Subsidiary
                 Consolidated Statements of Financial Condition
                       December 31,1998 and March 31, 1998


                                                                      December 31, 1998          March 31, 1998
                                                                      -----------------          --------------
                                                                          (Unaudited)
                             Assets

           Cash                                                            $692,558                   $40,236
           Interest Bearing Deposits                                         54,013                 1,490,000
           Investment Securities, (Available For Sale)                    1,720,031                 1,103,916
           Mortgage-Backed Securities, (Held To Maturity)                    44,791                    74,080
           Loans Receivable, Net                                         17,504,883                13,640,142
           Accrued Interest Receivable                                      111,505                    86,143
           Stock In Federal Home Loan Bank, At Cost                          87,400                    87,400
           Premises And Equipment, At Cost
             Less Accumulated Depreciation                                  571,760                   197,234
           Deferred Tax Asset                                                28,109                     7,100
           Foreclosed Real Estate                                            78,236                         0
           Other Assets                                                     112,949                    84,787
                                                                            -------                    ------

                             Total Assets                               $21,006,235               $16,811,038
                                                                        ===========               ===========

                             Liabilities and Stockholders' Equity

           Accounts Payable                                                   2,983                     3,851
           Deposits                                                      17,570,876                14,628,856
           Accrued Interest On Deposits                                          50                         0
           Advance Payments By Borrowers For Taxes
             And Insurance                                                  165,196                    97,453
                    Advances From FHLB                                    1,248,409                         0
           Accrued Expenses And Other Liabilities                            24,392                    21,523
                                                                             ------                    ------

                             Total Liabilities                          $19,011,906               $14,751,683
                                                                        -----------               -----------

           Stockholders' Equity:
           Preferred Stock, $0.10 Par Value Per Share:
           100,000 Shares Authorized; None Issued                                 0                         0
           Common Stock, $0.10 Par Value Per Share:
             152,000 Shares Authorized; 152,000 Issued and Outstanding       15,200                    15,200
           Additional Paid-In Capital                                     1,192,833                 1,192,833
           Retained Earnings, Substantially Restricted                      884,337                   963,752
           Unrealized Gain On Securities Available For Sale, Net             13,426                     5,036
           Unearned ESOP Shares                                           (111,467)                 (117,466)
                                                                          ---------                 ---------

                             Total Stockholders' Equity                 $ 1,994,329                $2,059,355
                                                                        -----------                ----------

                             Total Liabilities and Stockholders' Equity $21,006,235              $ 16,811,038
                                                                        ===========              ============



See accompanying notes to unaudited consolidated financial statements.

                              Landmark Financial Corporation and Subsidiary
                                  Consolidated Statements of Operations
                                        December 31, 1998 and 1987
                                               (Unaudited)

                                                 For the Three Months Ended 12/31          For the Nine Months Ended 12/31
                                                     1998              1997                      1998              1997
                                                     ----              ----                      ----              ----
         Interest income:
           Loans receivable                      $378,284          $304,111                $1,040,674          $843,800
           Mortgage-backed securities               1,260             1,845                     3,526             6,567
           Investments                             23,471            31,604                   108,255            68,628
                                                   ------            ------                   -------            ------

           Total interest income                  403,015           337,560                 1,152,455           918,995

         Interest expense:
           Deposits                               226,349           195,950                   659,395           537,336
           Advances from FHLB                       4,565                 0                     4,565                 0
                                                    -----           --------                 --------           -------

           Total interest expense                 230,914           195,950                   663,960           537,336
                                                  -------           -------                   -------           -------

           Net interest income                    172,101           141,610                   488,495           381,659

         Provision for losses on loans             54,100                 0                    84,268            12,000
                                                   ------                 -                   -------            ------

           Net interest income after provision
             for losses on loans                  118,001           141,610                   404,227           369,659

         Non-interest income:

           Late charges and other loan fees         3,895             4,383                    15,050            14,925
           Gain on sale of investment securities
           and mortgage-backed securities               0                 0                         0            12,411
           Commissions and other fees                 200            11,905                     2,746            16,944
           Other                                    6,013            12,303                    13,660            13,337
                                                    -----            ------                    ------            ------

             Total non-interest income             10,108            28,591                    31,456            57,617

         Non-interest expense:

           Compensation and employee benefits      86,844            85,641                   249,402           204,091
           Office buildings and equipment          14,152             3,057                    29,352            10,842
           Data processing                         13,663             8,879                    32,936            26,137
           Advertising                              3,289             4,586                     6,966             7,518
           Deposit insurance premiums               3,698             2,092                    10,982             5,044
           Other                                   76,597            49,305                   207,122           156,362
           Amortization of cost in excess of fair
           Value of net assets acquired               657             8,666                     3,338            18,086
                                                      ---             -----                     -----            ------

             Total non-interest expense           198,900           162,226                   540,098           428,080
                                                  -------           -------                   -------           -------

             Income (loss) before income taxes   (70,791)             7,975                 (104,415)             (804)

         Income taxes                            (15,845)                  0                 (25,000)             (200)
                                                 --------          ---------                 --------             -----

           Net income (loss)                    ($54,946)            $7,975                 ($79,415)            ($604)
                                                =========            ======                 =========            ======

         Earnings per share                       ($0.39)             $0.06                   ($0.57)             $0.00
                                                  =======             =====                   =======             =====

         Average common and common
           equivalent shares outstanding          140,752            139,840                  140,553           139,840
                                                  =======            =======                  =======           =======

       See accompanying  notes to unaudited  consolidated  financial statements.




                              Landmark Financial Corporation and Subsidiary
                        Consolidated Statements of Changes in Stockholders' Equity
                                   Nine Months Ended December 31, 1998
                                             (Unaudited)


                                                         Additional                   Accumulated         Unearned       Total
                                               Common      paid-in      Retained   other comprehensive      ESOP      Stockholders'
                                                Stock      capital      earnings         income            Shares        Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 1998                     $15,200    $1,192,833     $963,752          $5,036        ($117,466)    $2,059.355

Comprehensive Income
         Net income (loss)                                              (79,415)                                         (79,415)

         Change in unrealized gain on
         securities available for sale, net
         of deferred income taxes of $6,000                                                8,390                           8,390

Total Comprehensive Income                                                                                               (71,025)

ESOP shares earned                                                                                          5,999          5,999




------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31,1998                   $15,200    $1,192,833     $884,337         $13,426       ($111,467)     $1,994,329
                                              =======    ==========     ========         =======       ==========     ==========


See accompanying notes to audited consolidated financial statements.

                              Landmark Financial Corporation and Subsidiary
                                  Consolidated Statements of Cash Flows
                               Nine Months Ended December 31, 1998 and 1997
                                               (Unaudited)



                                                                                      December 31,      December 31,
                                                                                          1998             1997

        CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES
                Net income (loss)                                                     ($79,415)            ($604)
                Adjustments to reconcile net income to net cash provided by (used in)
                  Operating activities
                    Depreciation                                                         19,998            16,312
                    Amortization (accretion), net                                         3,338             1,774
                    Provision for loan losses                                            84,268            12,000
                    Deferred income taxes                                              (25,485)          (16,300)
                    ESOP Shares Earned                                                    5,999                 0
                    Decrease (increase) in
                         Accrued interest receivable                                   (25,362)          (27,815)
                         Trading account securities                                           0            69,324
                         Other assets                                                  (28,162)          (34,609)
                      Increase (decrease) in
                         Accounts payable                                                 (868)                 0
                         Accrued interest payable                                            50                87
                         Other liabilities                                                2,869            23,505
                                                                                          -----            ------

                                                                                       (42,770)            43,674
                                                                                       --------            ------

        CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
                Net increase in loans receivable                                    (4,027,245)       (4,308,294)
                Proceeds from sale of held-to-maturity securities                             0           335,533
                Proceeds from disposition of available-for-sale securities              500,000                 0
                Proceeds from sale of investments required by law                             0          (13,100)
                Purchase of available-for-sale securities                           (1,204,643)         (401,983)
                Proceeds from principal repayments of mortgage-backed securities        127,345            35,236
                Purchase of premises and equipment                                    (394,524)          (28,376)
                                                                                      ---------          --------
                                                                                    (4,999,067)       (4,380,984)

        CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES
                Net increase (decrease) in deposits                                   2,942,020         4,379,451
                Net increase (decrease) in open line advances from FHLB                 500,000                 0
                Proceeds from term advances from FHLB                                   750,000                 0
                Repayments on term advances from FHLB                                   (1,591)                 0
                Proceeds from sale of capital stock, net                                      0         1,199,677
                Increase (decrease) in advances from borrowing taxes and insurance       67,743            95,604
                                                                                         ------            ------
                                                                                      4,258,172         5,674,732

                         Net increase (decrease) in cash                              (783,665)         1,337,422

        CASH, beginning of year                                                       1,530,236           709,458
                                                                                      ---------           -------

        CASH, end of year                                                              $746,571        $2,046,880
                                                                                       ========        ==========

        SUPPLEMENTAL DISCLOURES:
                Cash paid for:
                         Income taxes                                                         0               900
                                                                                              =               ===

                         Interest                                                      $663,960          $537,249
                                                                                       ========          ========

                Transfers from loans to real estate acquired through foreclosure        $78,236                 0
                                                                                        =======                 =

                Increase (decrease) on unrealized gain
                on securities available-for-sale                                         $8,390            $9,657
                                                                                         ======            ======

See accompanying notes to unaudited consolidated financial statements.

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                                   (Unaudited)
                                December 31,1998




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

         The accompanying consolidated financial statements and the statements of financial condition include the accounts of the Company and the Bank

(2)      Basis of Preparation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1998, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments consisting only of normal recurring accruals which are necessary for the fair presentation of the interim financial statements have been included. The consolidated statements of operations for the three month period and nine month period ended December 31, 1998 are not necessarily indicative of the results which may be expected for the entire year. The March 31, 1998 balance sheet has been derived from the audited financial statements as of that date.

(3)      Earnings Per Share

          On November 13, 1997, 152,000 shares of the Company's stock were issued, including 12,160 shares issued to the Employees Stock Ownership Plan (ESOP). Income per share amounts for the three month and nine month periods ended December 31, 1998 are based upon average shares outstanding of 140,752 shares and 140,553 shares respectively. The averages are exclusive of 11,248 and 11,447 unearned shares respectively, issued to the ESOP, as though those shares were outstanding for the entire period.

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                                   (Unaudited)
                                December 31, 1998


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

(5)      Employee Stock Ownership Plan
         -----------------------------

          All employees meeting age and service requirements are eligible to participate in an ESOP established on November 23, 1997. Contributions made by the Bank to the ESOP are allocated to participants by a formula based on compensation. Participant benefits become 100% vested after five years. ESOP expenses for the three and nine month periods ended December 31, 1998 were $2,270 and $5,999, respectively. There was no ESOP expense for the period ended December 31, 1997.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion compares the financial condition of Landmark Financial Corp. and its wholly owned subsidiary, Landmark Community Bank, a Savings Bank, (collectively the Bank) at December 31, 1998 to the financial condition at March 31, 1998, its fiscal year-end, and the results of operations for the three month and nine month periods ended December 31, 1998, with the same periods in fiscal 1997. This discussion should be read in conjunction with the interim financial statements and notes which are included herein.

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

Financial Condition

Total assets increased $4.20 million, or 24.96%, to $21.01 million at December 31, 1998 from $16.81 million at March 31, 1998. The increase in assets is primarily due to increases in loans receivable, premises and equipment, cash, and investment securities, partially offset by a decrease in interest bearing deposits.

Loans receivable, net, increased by $3.86 million, or 28.3%, to $17.50 million at December 31, 1998 from $13.64 million at March 31, 1998, primarily due to increases in consumer loans of $1.93 million, an increase in commercial loans of $647,000, and an increase in one-to-four family portfolio loans of $887,000.

Premises and equipment increased $375,000. On August 24, 1998 Landmark Community Bank moved to an entirely new facility owned by the bank and located at 211 Erie Blvd., Canajoharie, NY. The Bank also invested in new teller and operations equipment and software.

Investment securities increased $587,000, or 49.8% to $1.76 million at December 31, 1998 from $1.18 million at March 31, 1998. Interest bearing deposits decreased $1.44 million.

Deposits increased $2.94 million, or 20.1%, to $17.57 million at December 31, 1998 from $14.63 million at March 31, 1998. The increase in deposits is primarily attributable to an increase in certificates of deposit of $2.57 million, and an increase in DDA checking account deposits of $470,000.

Total equity decreased $65,000 or 0.32%, to $1,994,329 at December 31, 1998 from $2,059,355 at March 31, 1998, due to the net loss of $79,415 which was partially offset by an increase in unrealized gain on securities of $8,390 and the allocation of $5,999 for ESOP shares.

   Comparison of Operating Results for the Three Months and Nine Months Ended
   --------------------------------------------------------------------------
 December 31, 1998 and the Three Months and Nine Months Ended December 31, 1997
 ------------------------------------------------------------------------------

Performance Summary. The Company's net income decreased $62,921 to a loss of $54,946 for the three months ended December 31, 1998, compared to a net profit of $7,975 for the three months ended December 31, 1997. The increase in net loss for the three months ended December 31, 1998 as compared to the same period in 1997 is due to an increase in loan loss provision of $54,100, a decrease in non-interest income of $18,483, and an increase in non-interest expense of $36,674. Net interest income increased $30,491. The net loss increased $78,811 to $79,415 for the nine months ended December 31, 1998 as compared to a loss of $604 for the same period in fiscal year 1997. The decrease in earnings is primarily due to the increase in loan loss provision of $62,268, the increase in non-interest expense of $112,018 and a decrease in gain on sale of investment securities of $12,411, and a decrease in commission income of 14,198, partially offset by the increase in net interest income of $106,836.

Net Interest Income. The Company's net interest income increased $30,491, or 21.5%, to $172,101 for the three months ended December 31, 1998, from $141,610 for the three months ended December 31, 1997. For the nine months ended December 31, 1998, net interest income increased $106,836, or 27.99%, from $381,659 for the same period in fiscal 1997. The increases in net interest income reflect an increase of $65,455 in interest income and a corresponding increase of $34,964 in interest expense for the three months ended December 31, 1998 as compared to the same period in 1997, and an increase of $233,460 in interest income and an increase of $126,664 in interest expense for the nine months ended December 31, 1998 as compared to the same period in 1997. The increase in interest income reflects increased balances of loans receivable, primarily consumer auto loans and one-to-four family mortgages. Interest expense increased primarily due to the increase in deposits.

Provision for Loan Losses. During the three months ended December 31, 1998, the Bank charged $54,100 against earnings as a provision for loan losses compared to a provision of $0 charged against earnings for the three months ended December 31, 1997. The portion of the $54,100 provision taken as a result of continued loan growth was $12,455 while $41,645 was taken as a result of specific writedowns relating to real estate mortgages and other consumer loans. For the nine months ended December 31, 1998 the Bank charged $84,268 against earnings as a provision for losses compared to $12,000 charged against earnings for the nine months ended December 31, 1997. The allowance for loan losses at December 31, 1998 is .89% of loans receivable, as compared to .89% of loans receivable, at March 31, 1998. Total non-performing loans at December 31, 1998 are $80,000 or
 .46% of loans receivable, as compared to total non-performing loans at March 31, 1998 of 144,000 or 1.05% of loans receivable.

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

Non-interest Income. For the three months ended December 31, 1998, non-interest income decreased $18,483 or 64.6%, to $10,108 from $28,591 for the same period in 1997. For the nine months ended December 31, 1998, non-interest income decreased $26,161 or 45.4% from $57,617 for the same period in 1997. The decrease is primarily due to gain realized in the nine months ended December 31, 1997 on the sale of trading investment securities in the amount of $12,411 while no investment securities were sold in the nine months ended December 31, 1998, and a decrease in commission income of $14,198 over the same period. There are unrealized gains on securities available for sale of $13,426 reflected on the Statement of Financial Condition for December 31, 1998 compared to $5,036 on March 31, 1998.

Non-interest Expense. Non-interest expense increased $36,674 or 22.6%, to $198,900 for the three months ended December 31, 1998 from $162,226 for the same period in 1997. The increase was primarily related to the increased operating expenses of a stock savings bank and increased occupancy expense related to the Company's new facilities and equipment. Non-interest expense increased $112,018 or 26.2% for the nine months ended December 31, 1998 from $428,080 in the same period in 1997, primarily due to the increases in employee compensation and benefits, increased operating expenses related to a stock savings bank, and increased occupancy expense.

Income Taxes. Income tax expense, (benefit) decreased $15,845 to ($15,845) for the three months ended December 31, 1998, from ($0) for the same period in 1997. For the nine months ended December 31, 1998 the tax benefit was ($25,000) compared to ($200) for the nine months ended December 31, 1997.

Non-performing Assets
---------------------

On December 31, 1998, non-performing assets were $174,000 compared to $144,000 on March 31, 1998. The non-performing assets consisted of loans of $80,000 and repossessed or foreclosed assets of $94,000. The balance of the Bank's allowance for loan losses was $157,060 or 90.3% of non-performing assets and 50.9% of non-performing loans as of December 31, 1998. Loans are considered non-performing when the collection of principal and/or interest is not probable, or in the event payments are more than ninety days delinquent.

Capital Resources
-----------------

The Bank is subject to three capital to asset requirements in accordance with OTS regulations. The following table is a summary of the Bank's regulatory capital requirements versus actual capital as of December 31, 1998 and March 31, 1998, respectively:


                                                 December 31, 1998


                                                  Actual                  Required                    Excess
                                            amount/percent             amount/percent            amount/percent
                                            --------------             --------------            --------------
                                                                   (dollars in thousands)

Tangible                                   $1.861     8.87%           $ 315      1.50%           $1,546    7.37%
Core leverage capita                       $1.861     8.87%           $ 839      4.00%           $1,022    4.87%
Risk-based capital                         $2,028    14.81%           $1,096     8.00%           $ 952     6.81%


                                                  March 31, 1998


                                                  Actual                  Required                  Excess
                                             amount/percent            amount/percent            amount/percent
                                             --------------            --------------            --------------
                                                                    (dollars in thousands)

Tangible                                    $2,054   12.22%             $252      1.50%           $1,802   10.72%
Core leverage capital                       $2,054   12.22%             $674      4.00%           $1,380    8.21%
Risk-based capital                          $2,176   21.88%             $799      8.00%           $1,377   13.85%


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

The Bank is required to maintain minimum levels of liquid assets as defined by regulations. The required percentage is currently 4.0% of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The Bank has maintained its liquidity ratio at levels exceeding the minimum requirement. The eligible liquidity ratios at December 31, 1998 and March 31, 1998 were 11.56% and 18.90%, respectively.

In light of the competition for deposits, the Bank utilizes the funding source of the FHLB to meet demand in accordance with the Bank's growth plans. The wholesale funding sources allow the Bank to obtain a lower cost of funding and create a more efficient liability match to the respective assets being funded.

For the purpose of the cash flow statement, all short-term investments with a maturity of three months or less at date of purchase are considered cash equivalents. Cash and cash equivalents for the periods ended December 31, 1998 and March 31, 1998 were $746,571 and $1,530,236, respectively. The decrease was primarily due to the fact that increases in deposits of $2.94 million and Federal Home Loan Bank advances of $1.25 million were offset by an increase in loans receivable of $3.86 million and increases in Premises and Equipment net of accumulated depreciation of $375,000, and investment securities of $587,000.

Net cash provided (used) by operating activities decreased to $(42,770) at December 31, 1998, from $43,674 at December 31, 1997.

Year 2000
---------

The Bank has conducted a review of its computer systems in order to determine which systems could be affected by the "Year 2000" issue, and developed an implementation plan to resolve any identified problem. The testing phase of the implementation plan is currently under way. The "Year 2000" problem is the result of computer programs that were written using a two digit field rather than a four digit field to define the year. For example, programs that have date-sensitive fields may recognize a date using "00" as the year 1900 rather than the year 2000. The results of this programming error could be system failure or miscalculation. Management believes that with modifications to existing software and by converting to new hardware, the "Year 2000" problem will not pose significant operational problems for the Bank. Given the Bank's interdependence on a third-party service provider, the internal costs related to the Bank's Year 2000 efforts will consist primarily of accelerating various hardware and software upgrades which generally would have been incurred in the normal course of business, and testing various information systems. The upgrades for hardware and software were substantially in place as of December 31, 1998. Management believes that the internal costs necessary to address the "Year 2000" issue have been identified and these costs have been estimated to be approximately $20,000. Management cannot guarantee that any third-party service provider will be Year 2000 ready other than through assurances provided from the third party service provider to the Company. All third party providers have been contacted and the Company has received such assurances.

Recent Developments
-------------------

FASB Statement on Employer Disclosures about Pensions and Post-retirement Benefits In February, 1998, the FASB issued SFAS No. 132 which standardizes the disclosure requirements for pensions and other post-retirement benefits; requires additional information on changes in the benefit obligations and fair values of plan assets; and eliminates certain present disclosure requirements. The Statement does not change the measurement or recognition requirements for post-retirement benefits. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997 and, accordingly, will be adopted by the Company in the year ending March 31, 1999. Management does not expect that this standard will significantly affect the Company's financial reporting.

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

         None

Item 5. Other Information
        -----------------

         None

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

         Financial Data Schedule Attached - pages 16&17

                                   SIGNATURES
                                   ----------

Under the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  LANDMARK FINANCIAL CORP.
                                                  -----------------------


Date: 1/29/99                         /s/ Gorden E. Coleman
      -------                         _____________________________________
                                      Gordon E. Coleman
                                      President and Chief Executive Officer
                                                   (Duly Authorized Officer)

                                      /s/ Paul S. Hofmann
Date: 1/29/99                         ____________________________________
      -------                         Paul S. Hofmann
                                      Vice President and Chief Financial Officer
                                                   (Principal Financial Officer)

                             Landmark Financial Corporation and Subsidiary
                                         Financial Data Schedule
                                  Nine Months Ended December 31, 1998
                                              (Unaudited)


Multiplier: 1,000


         Period Type                                          9 months
         Fiscal year-end                                      03/31/99
         Period-end                                           12/31/98


         Cash                                                                                             629.6
         Interest-bearing deposits                                                                         54.0
         Federal fiends sold-purchased securities for resale                                                0.0
         Trading account assets                                                                             0.0
         Investment and mortgage-backed securities held for sale                                        1,720.0
         Investment and mortgage-backed securities held to maturity - carrying value                       44.8
         Investment and mortgage-backed securities held to maturity - market value                         44.8
         Loans                                                                                          17,662.0
         Allowance for losses                                                                            (157.1)
                                                                                                          -----

         Total assets                                                                                   21,006.2

         Deposits                                                                                       17,570.9
         Short-term borrowings                                                                             750.0
         Other liabilities                                                                                 192.6
         Long-term debt                                                                                    498.4
         Common stocks                                                                                      15.2
         Preferred stock -mandatory redemption                                                               0.0
         Preferred stock - no mandatory redemption                                                           0.0
         Other stockholders' equity                                                                      1,979.1
                                                                                                         -------

         Total Liabilities and stockholders' equity                                                     21,006.2


                  Landmark Financial Corporation and Subsidiary
                             Financial Date Schedule
                       Nine Months Ended December 31, 1998
                                   (Unaudited)
                                    (Page 2)





         Interest and fees on loans                                      1,040.7
         Interest and dividends on investments                             111.8
         Other interest income                                               0.0
         Total interest income                                           1,152.5
         Interest on deposits                                              659.4
         Total interest expense                                            664.0

         Net interest income                                               488.5


         Provision for loan losses                                        (84.3)
         Investment securities gains/losses                                  0.0
         Other expenses                                                  (540.1)
         Income/loss before income tax                                   (104.4)
         Income/loss before extraordinary items                          (104.4)
         Extraordinary items, less tax                                       0.0
         Cumulative change in accounting principles                          0.0

         Net income or (loss)                                             (79.4)

         Earnings per share - primary                                     (0.57)
         Earnings per share - fully diluted                               (0.52)
Net yield - interest-earning assets - actual                                3.01
         Loans on non-accrual                                               73.0
         Accruing loans past due 90 days or more                             7.0
         Troubled debt restructuring                                        94.0
         Potential problem loans                                           386.0
         Allowance for loan loss -beginning of period                      122.0
         Total charge-offs                                                (49.0)
         Total recoveries                                                    0.0
         Allowance for loan loss - end of period                           157.1
         Loan loss allowance allocated to domestic loans                     0.0
         Loan loss allowance allocated to foreign loans                      0.0
         Loan loss allowance - unallocated                                 157.1