Form 10KSB
period 1999-03-31
LANDMARK FINANCIAL CORP /DE
filed 1999-06-25
CIK 1041392

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
   OF 1934
                    For the Fiscal Year Ended March 31, 1999
                                       OR

 [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the transaction period from ___________________ to ______________________



                         Commission File Number: 0-22951
                                                 -------
                            LANDMARK FINANCIAL CORP.
                   -------------------------------------------
                 (Name of Small Business Issuer in its Charter)

            Delaware                                   16-1531343
 ----------------------------------       ------------------------------------
 (State or Other Jurisdiction             (I.R.S. Employer Identification No.)
 of Incorporation or Organization)

 211 Erie Boulevard, Canajoharie, New York                           13317
 -----------------------------------------                         ---------
(Address of Principal Executive Office)                            (Zip Code)

                                 (518) 673-2012
               ---------------------------------------------------
               (Registrant's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.10 per share
                    ----------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirement for the past 90 days. YES X NO
                                     ---   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

     As of March 31, 1999, the issuer's revenues\losses were ($96,404).

     As of June 10, 1999, there were issued and outstanding 154,508 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of June 10, 1999 ($11.57) was $1,432,285.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended March 31, 1999 (Parts II and IV).
2.   Proxy  Statement for the 1999 Annual Meeting of  Stockholders  (Parts I and
     III).

                                     PART I
                                     ------

ITEM 1.     Business
--------------------

Landmark Financial Corp.

     Landmark Financial Corp. (the "Company") was organized in June 1997 for the purpose of serving as the holding company for Landmark Community Bank (the "Bank"). The Company has not engaged in any material operations to date. The Company has no significant assets other than the outstanding capital stock of the Bank, net proceeds from its mutual-to-stock conversion and a note evidencing its loan to the Bank's Employee Stock Ownership Plan ("ESOP"). The Company's principal business is overseeing and directing the business of the Bank and investing the net conversion proceeds retained by it.

     At March 31, 1999, the Company had consolidated assets of $22,453,323, deposits of $19,273,877 and stockholders' equity of $1,927,934.

     The executive office of the Company is located at 211 Erie Boulevard, Canajoharie, New York 13317-1117. Its telephone number at that address is (518) 673-2012.

Landmark Community Bank

     The Bank is a federally chartered stock savings bank headquartered in Canajoharie, New York. The Bank was chartered in 1925 as a New York savings and loan association under the name Canajoharie Building Savings and Loan Association. In 1997, the Bank converted to a federal mutual savings bank charter and changed its name to Landmark Community Bank. Its deposits are insured up to the maximum allowable amount by the FDIC. Through its office it serves communities located in Montgomery County, New York.

     The Bank has been, and intends to continue to be, a community-oriented financial institution offering selected financial services to meet the needs of the communities it serves. The Bank attracts deposits from the general public and through brokers and historically has used such deposits, together with other funds, to originate one- to four-family residential mortgage loans, and in recent periods to originate commercial real estate loans, commercial business loans and consumer loans consisting primarily of personal loans secured by automobiles. At March 31, 1999, the Bank's total loan portfolio was $19.4 million, of which $10.6 million, or 54.8% were one- to four-family residential mortgage loans, $1.3 million, or 6.5% were commercial real estate loans, $6.4 million, or 33.1% were consumer loans, and $1.1 million, or 5.6% were commercial business loans.

     During the year ended March 31, 1999, the Bank originated $10.1 million of fixed-rate and $900,000 of adjustable rate loans, all of which were retained in the Bank's portfolio.

     The Bank's executive office is located at 211 Erie Boulevard, Canajoharie, New York 13317-1117. Its telephone number at that address is (518) 673-2012.

Market Area and Competition

     The Bank conducts its operations through its office in Canajoharie, New York which is located in Montgomery County. Montgomery County's population has remained relatively stable over the last 10 years. The largest employers in the Bank's market area are Beechnut Foods, Inc. and Richardson Foods. Consequently, the local economy is not expected to produce a large number of one- to four-family residential mortgage lending opportunities. Unemployment in Montgomery County is higher than the average nationally and in New York State. At April 1999 the unemployment rate in Montgomery County was 6.6%.

     The Bank faces competition in attracting deposits and originating loans. Such competition consists of two commercial banks, one savings association and one credit union.

Lending Activities

     General. The Bank has emphasized and, subject to market conditions, will continue to emphasize the origination of one- to four-family residential mortgage loans. However, to a lesser extent, the Bank intends to continue to focus additional resources and lending efforts in consumer lending and commercial business lending. At March 31, 1999, the Bank's portfolio of one- to four-family residential mortgage loans totaled $10.6 million, or 54.8% of total loans. At March 31, 1999, the commercial real estate portfolio totaled $1.3 million, or 6.5% of total loans, all of which were secured by properties located in the Bank's market area. The Bank's consumer loans consist primarily of personal loans (primarily secured by automobiles), passbook loans and property improvement loans. At March 31, 1999 consumer loans totaled $6.4 million, or 33.1% of total loans. The Bank has recently commenced the origination of commercial business loans which at March 31, 1999 totaled $1.1 million, or 5.6% of total loans.

     Under Office of Thrift Supervision ("OTS") regulations, a thrift institution's loans-to-one borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. At March 31, 1999, the maximum amount which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $500,000. At March 31, 1999, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. The Bank's largest lending relationship at March 31, 1999 was approximately $198,000, which was secured by commercial real estate, a residence and a vehicle. At March 31, 1999, this loan was performing in accordance with its terms.

     Loan Portfolio Composition. The following information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                                                  March 31,
                                                           --------------------------------------------------------
                                                                    1999                           1998
                                                           ------------------------       -------------------------
                                                             Amount         Percent        Amount          Percent
                                                           ---------       --------       ---------       ---------
                                                                             (Dollars in Thousands)
Real Estate Loans:
     One- to four-family..........................         $   10,613         54.76%      $   8,687           63.10%
     Commercial...................................              1,256          6.48             971            7.00
                                                           ----------      --------       ---------         -------
         Total real estate loans..................             11,869         61.24           9,658           70.10
                                                           ----------      --------       ---------         -------

Other Loans:
     Consumer Loans:
     Property improvement.........................                113           .58              16             .10
     Passbook loans...............................                 74           .38             102             .70
     Personal loans (1)...........................              6,243         32.21           3,818           27.70
                                                           ----------      --------       ---------         -------
         Total consumer loans.....................              6,430         33.17           3,936           28.50
     Commercial business loans....................              1,080          5.59             168            1.20
                                                           ----------      --------       ---------         -------

     Total loans..................................         $   19,380        100.00%      $  13,762          100.00%
                                                           ----------      --------       ---------         =======


Less:
     Loans in process.............................         $       --                     $      --
     Allowance for losses.........................               (191)                         (122)
                                                           -----------                    ----------
     Total loans receivable, net..................         $   19,189                     $  13,640
                                                           ==========                     ==========

----------
(1) Personal loans are primarily comprised of loans secured by automobiles.

     The following table shows the composition of the Bank's loan portfolio by fixed- and adjustable-rate at the dates indicated.


                                                                               March 31,
                                                          ------------------------------------------------
                                                                   1999                      1998
                                                          ----------------------     ---------------------
                                                            Amount      Percent        Amount     Percent
                                                          ---------    ---------     ---------   ---------
                                                                        (Dollars in Thousands)
Fixed-Rate Loans:
 Real estate:
   One- to four-family...........................         $   7,336       37.85%     $  4,713       34.20%
   Commercial....................................               691        3.57           971        7.00
                                                          ---------    --------      --------    --------
       Total real estate loans...................             8,027       41.42         5,684       41.30
   Consumer......................................             6,431       33.18         4,105       29.80
                                                          ---------    --------      --------    --------
   Commercial....................................               844        4.36            --       --
       Total fixed-rate loans....................            15,302       78.96         9,789       71.10
                                                          ---------    --------      --------    --------


Adjustable-Rate Loans:
 Real estate:
   One- to four-family...........................             3,277       16.91         3,973       28.80
                                                                                     --------    --------
   Commercial....................................               565        2.92
       Total real estate loans...................             3,842       19.83         3,973       28.80
                                                          ---------    --------      --------    --------
   Commercial....................................               236        1.22
       Total adjustable-rate loans...............             4,078       21.04         3,973       28.80
                                                          ---------    --------      --------    --------
       Total loans...............................         $  19,380      100.00%     $ 13,762      100.00%
                                                          ---------    --------      --------    --------

Less:
   Loans in process..............................         $      --                  $     --
   Allowance for loan losses.....................              (191)                     (122)
                                                                                     ---------
   Total loans receivable, net...................         $  19,189                  $  13,640
                                                          ---------                  =========

     One- to Four-Family Mortgage Loans. The Bank's primary lending activity is the origination for its portfolio of one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Bank's market area. Loans are generated through the Bank's marketing efforts, its existing customers and referrals, real estate brokers, builders and local businesses. The Bank generally has limited its real estate loan originations to the financing of properties located within its market area. The average principle balance of the loans in the Bank's one-to four-family residential mortgage loan portfolio was approximately $36,700 at March 31, 1999. At March 31, 1999, the Bank had $10.6 million, or 54.8% of its total loan portfolio, invested in mortgage loans secured by one- to four-family residences.

     The Bank originates fixed-rate residential one- to four-family loans with terms of up to 20 years. As of March 31, 1999, $7.3 million, or 37.9% of the Bank's loan portfolio, consisted of fixed-rate residential one- to four-family loans. The Bank's fixed-rate mortgage loans amortize monthly with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option. The Bank also originates a fixed-rate residential balloon loan with either a five or ten year term and which amortizes over 30 years.

     The Bank also offers ARM loans with maturities ranging up to 30 years. The Bank currently offers ARM loans that adjust every year, with interest rate adjustment limitations up to two percentage points per year and up to six percentage points over the life of the loan. In a rising interest rate environment, such rate limitations may prevent ARM loans from repricing to market interest rates, which would have an adverse effect on net interest income. The Bank has used different interest indices for ARM loans in the past, and currently uses the one year U.S. Treasury Index adjusted to a constant maturity, with a margin of 350 basis points for agency-conforming ARM loans. ARM loans secured by residential one- to four-family real estate totaled $3.3 million, or 16.9% of the Bank's total loan portfolio at March 31, 1999. The origination of fixed-rate mortgage loans versus ARM loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, the Bank's interest rate gap position and loan products offered by the Bank's competitors. Particularly in a relatively low interest rate environment, borrowers prefer fixed-rate loans to ARM loans. During fiscal 1999, the Bank originated $3.5 million in fixed-rate residential mortgage loans and no ARM loans.

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

     Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Such regulations permit a maximum loan-to-value ("LTV") ratio of 95% for residential property (and 100% for loans guaranteed by the Veterans Administration) and 90% for all other real estate loans. The Bank's lending policies, however, generally limit the maximum LTV ratio to 80% of the lesser of the appraised value or the purchase price of the property securing the loan in the case of loans secured by one- to four-family owner-occupied properties. On conventional one-to four-family loans, the Bank will lend up to a 95% LTV ratio; however, loans with LTV ratios in excess of 80% may require private mortgage insurance and loans with LTV ratios in excess of 90%, with rare exceptions, require private mortgage insurance or additional readily marketable collateral.

     When underwriting residential real estate loans, the Bank reviews each loan applicant's employment, income and credit history. The Bank's policy is to obtain credit reports and financial statements on all borrowers and guarantors. Properties securing real estate loans are appraised by the Bank's directors. Appraisals are subsequently reviewed by the Bank's chief executive officer. Management believes that stability of income, past credit history and adequacy of the proposed security are integral parts in the underwriting process. Generally, the applicant's total monthly mortgage payment, including all escrow amounts, is limited to 28% of the applicant's total monthly income. In addition, total monthly obligations of the applicant, including mortgage payments, should not generally exceed 36% of total monthly income. Written appraisals are always required on real estate property offered to secure an applicant's loan. The Bank requires fire and casualty insurance on all properties securing real estate loans, as well as title insurance or a certified abstract and written attorney's title opinion.

     Commercial Real Estate Lending. The Bank originates loans secured by commercial real estate. At March 31, 1999, $1.3 million, or 6.5%, of the Bank's loan portfolio consisted of 27 commercial real estate loans. At March 31, 1999, the Bank's commercial real estate loans were all performing according to their terms. The Bank will seek to emphasize the origination of commercial real estate lending in the future.

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

     The primary component of the Bank's consumer loan portfolio consists of personal loans secured by automobiles. In the past two years the Bank has sought to increase its consumer loan originations. It has entered into correspondent relationships with a number of automobile dealerships in its market area whereby a borrower wishing to acquire an automobile will complete a loan form at the dealership. The loan document is sent to the Bank which evaluates the borrower's credit worthiness, including the borrower's credit history, ability to meet existing obligations and payments on the proposed loan. The Bank generally will not make an automobile loan with a loan-to-value ratio in excess of 80% of the invoice price or the automobile's National Automobile Dealers Association "yellow book" value. The Bank's personal loans are generally fixed rate loans and have terms that do not exceed 66 months.

     Finally, the Bank has originated a small number of loans for property improvement. Such loans are generally secured by a second mortgage or UCC-1 filing on improvements, and are originated as fixed-rate loans with terms of less than 66 months.

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

     Consumer loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At March 31, 1999, three consumer loans were classified as
non-performing.   Aggregate  balances  of  non-performing  consumer  loans  were
$18,400.

     Commercial Business Lending. The Bank originates commercial business loans to borrowers located in its market area which are secured by collateral other than real estate. Such commercial business loans are generally secured by equipment, inventory and accounts receivable. At March 31, 1999, the Bank's commercial business loan portfolio totaled $1.1 million, or 5.6% of total loans. At that date, all of the Bank's commercial business loans were performing in accordance with their terms.

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

Loan Maturity Schedule

     The following table illustrates the interest rate sensitivity of the Bank's loan portfolio at March 31, 1999. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                          Commercial                              Commercial
                                   One- to Four-Family    Real Estate          Consumer            Business             Total
                                   ------------------  ------------------  ------------------   ----------------- -----------------
                                             Weighted            Weighted            Weighted            Weighted
                                             Average             Average              Average             Average
                                     Amount    Rate    Amount     Rate      Amount     Rate      Amount    Rate    Amount     Rate
                                   ---------  -----    -------    ----     --------   ------    --------  ------  --------   ------
                                                              (Dollars in Thousands)
Due During Years Ending March 31,

2000.............................  $     59   8.22%   $     7      8.75%    $   317     8.79%   $   291    9.02%   $    674    9.09%
2001.............................        13   9.97         --     --            405    10.02         15    8.68         433   10.17
2002 and 2003....................       757   8.59         75      8.75       5,252     9.42        552    8.25       6,636    9.35
2004 to 2008.....................     1,837   8.58        279      9.99         315     8.58         22    7.38       2,453    8.82
2009 to 2023.....................     6,639   8.33        815      8.97         142     8.20         --   --          7,596    8.38
2024 and following...............     1,308   8.56         80      7.50          --    --           200    7.75       1,588    7.77
                                   --------           -------               -------             -------            --------
         Total Amount Due          $ 10,613           $ 1,256               $ 6,431             $ 1,080            $ 19,380
                                   ========           =======               =======             =======            ========


(1) Includes demand loans, loans having no stated maturity and overdraft loans.


     The total amount of loans due after March 31, 2000 which have predetermined interest rates is $15.6 million, while the total amount of loans due after such date which has floating or adjustable interest rates is $3.1 million.

Loan Originations

     Loan originations are developed from continuing business with depositors and borrowers, soliciting realtors, builders, walk-in customers and third-party sources. The Board of Directors of the Bank has authorized certain officers to originate loans within specified underwriting limits. Specifically, Bank officers may originate loans secured by single-family, owner occupied residences up to $150,000. All loans over $75,000 or with a loan to value ratio over 80% require action by the Bank's Loan Committee. In addition, the full Board of Directors meets on a monthly basis to review all loans made by officers of the Bank.

     While the Bank originates both adjustable-rate and fixed-rate loans, its ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For fiscal 1999, the Bank originated $10.9 million in fixed-rate loans and $879,000 in adjustable-rate loans.

     The following table shows the loan origination and repayment activities of the Bank for the periods indicated. The Bank did not purchase or sell any loans during the periods indicated.

                                                Years Ended March 31,
                                             ---------------------------
                                              1999                1998
                                             ------              -------
                                                    (In Thousands)
Originations by Type:
     Adjustable rate real estate:
         - one- to four-family...........   $       219        $     239
         - multi-family..................            --               --
         - commercial....................           175               --
Non-real estate-consumer.................            30               --
     Commercial business.................           455               --
                                            -----------        ---------
              Total adjustable-rate......           879              239
                                            -----------        ---------
     Fixed-rate real estate:
         - one- to four-family...........         3,450            2,689
         - multi-family..................            --               --
         - commercial....................           236               --
     Non-real estate-- consumer..........         6,379            4,300
     Commercial business.................            --              725
                                            -----------        ---------
              Total fixed-rate...........        10,065            7,714
                                            -----------        ---------
              Total loans originated.....        10,944            7,953
                                            -----------        ---------

Principal repayments.....................         5,326            3,780
                                            -----------        ---------
              Total reductions...........         5,326            3,780
                                            -----------        ---------
Net increase (decrease)..................   $     5,618        $   4,173
                                            ===========        =========

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

     With respect to consumer loans, a delinquent notice is sent requesting payment 15 days after the due date. If payment is not made by the 30th day after it is due, the Bank sends a certified letter requesting that the borrower cure the delinquency. If consumer loans are not resolved by 90 days, the account is put on non-accrual status and repossession and/or legal action is normally initiated. Real estate loans of 60 days or more past due and consumer loans of 30 or more past due are reported monthly to the Board of Directors. For both consumer loans and real estate loans, the Bank officer has authority to begin foreclosure and/or repossession procedures at any time it is necessary or advisable. At March 31, 1999, the total loans delinquent 90 days or more was $106,000 and the total loans delinquent 60 to 89 days was $97,000.

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

     Real estate acquired through foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan, or its fair value, less estimated selling expenses. Any further write-down of real estate owned is charged against earnings. At March 31, 1999, the Bank had two properties classified as real estate owned in the amount of $119,000.

     The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at March 31, 1999.


                                                   Loans Delinquent For:
                              ----------------------------------------------------------------------
                                         60-89 Days                     90 Days and Over               Total Delinquent Loans
                              ------------------------------- -------------------------------------- -----------------------------
                                                      Percent                              Percent                         Percent
                                                      of Loan                              of Loan                         of Loan
                                Number     Amount    Category     Number      Amount      Category    Number     Amount   Category
                              ----------------------------------------------------------------------------------------------------

Real Estate:
  One- to four-family.........   --      $  --          --%         2       $  88          0.83%          2    $    88       0.83%
  Commercial..................    1         47        3.74         --          --            --           1         47       3.74

Consumer......................    7         50        0.78          3          18          0.29          10         68       1.07

     Total....................    8      $  97        0.50%         5       $ 106          0.55%         12    $   203       1.05%


     The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. For all years presented, the Bank has had no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). Foreclosed assets include assets acquired in settlement of loans. At March 31, 1999 and 1998, the Bank did not have any accruing loans that were delinquent more than 90 days. The Bank did have foreclosed assets in the aggregate amount of $119,000.

                                                               March 31,
                                                     ---------------------------
                                                        1999             1998
                                                     ----------       ----------
                                                         (Dollars In Thousands)

Non-accruing loans:
     One- to four-family..........................    $     88        $      99
     Commercial real estate.......................          --               28
     Consumer.....................................          18               17
     Commercial business..........................          --               --
                                                      --------        ---------
         Total....................................         106              144
                                                      --------        ---------
Foreclosed Assets.................................         119               --
                                                      --------        ---------
Total non-performing assets.......................    $    225        $     144
                                                      --------        =========
Total as a percentage of total assets.............        1.00%            0.86%
                                                      ========        =========

     For the year ended March 31, 1999, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $5,000. No amounts were included in interest income on such loans for the year ended March 31, 1999.

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

     On the basis of management's review of its assets, at March 31, 1999, the Bank had classified a total of $276,000 of its loans and other assets as follows: March 31, 1999 (In Thousands)

         Special Mention....................   $     50
         Substandard........................        120
         Doubtful assets....................        106
         Loss assets........................         --
              Total.........................        276
         General loss allowance.............        191
         Specific loss allowance............         --
         Charge-offs........................         52

     Other Loans of Concern. In addition to the non-performing assets set forth in the tables above, as of March 31, 1999, there were no loans classified by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

     Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value minus estimated cost to sell. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At March 31, 1999, the Bank had two properties that were acquired through foreclosure. Both properties were sold in April 1999, at no further loss to the Bank.

     Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At March 31, 1999, the Bank had a total allowance for loan losses of $191,000, representing 69.2% of total non-performing assets and 1.00% of the Bank's loans receivable, net.

     The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:


                                                                      March 31,
                               --------------------------------------------------------------------------------------
                                               1999                                          1998
                               ----------------------------------------     -----------------------------------------
                                                               Percent                                      Percent
                                                              of Loans                                      of Loans
                                                Loan          in Each                         Loan           in Each
                               Amount of      Amounts         Category      Amount of        Amounts        Category
                               Loan Loss        by            to Total      Loan Loss          by           to Total
                               Allowance      Category          Loans       Allowance       Category          Loans
                               ---------      ---------       --------      ---------      ----------     ----------
                                                                 (Dollars in Thousands)

One- to four-family.......     $    105       $   10,613        54.77%      $     60       $   8,687          63.13%
Commercial real estate....           --            1,256         6.48             --             971           7.06
Consumer..................           67            6,431        33.18             59           3,936          28.59
Commercial business.......           --            1,080         5.57              3             168           1.22
Unallocated...............           19               --           --             --              --             --
                               --------       ----------      -------       --------       ---------       --------
    Total.................     $    191       $   19,380          100%      $    122       $  13,762         100.00%
                               ========       ==========      =======       ========       =========       ========

     The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                                                                Years Ended March 31,
                                                                                               ----------------------
                                                                                                  1999        1998
                                                                                               ----------  ----------
                                                                                               (Dollars In Thousands)

Balance at beginning of period............................................................     $    122     $    110

Charge-offs:
      One- to four-family.................................................................          (25)          (2)
      Commercial real estate..............................................................           --           --
      Consumer............................................................................          (27)          --
      Commercial business.................................................................           --           --
                                                                                               --------     --------
           Total charge-offs..............................................................          (52)          (2)
                                                                                               --------     --------

Recoveries:
      One- to four-family.................................................................           --           --
      Commercial real estate..............................................................           --           --
      Consumer............................................................................           --           --
      Commercial business.................................................................           --           --
                                                                                               --------     --------
           Total recoveries...............................................................           --           --
                                                                                               --------     --------

Net charge-offs...........................................................................          (52)          (2)
Provision for loan losses.................................................................          121           14
                                                                                               --------     --------
Balance at end of period..................................................................     $    191     $    122
                                                                                               ========     ========

Ratio of net charge-offs during the period to average loans outstanding during the period.          .31%        0.02%
                                                                                               ========     ========

Ratio of net charge-offs during the period to average non-performing assets...............        28.49%        2.09%

Investment Activities

     General. The Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has generally maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At March 31, 1999, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 12.95%.

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

     Mortgage-backed Securities. The Bank historically purchased mortgage-backed securities primarily to supplement its lending activities, to generate positive interest rate spreads on principal balances with minimal administrative expense, to lower the credit risk of the Bank as a result of the guarantees provided by Government National Mortgage Administration ("GNMA") and Federal National Mortgage Association ("FNMA") and to generally assist in managing the interest rate risk of the Bank. The Bank has invested primarily in federal agency securities, principally GNMA obligations. At March 31, 1999, the Bank's investment in mortgage-backed securities totaled $545,000, or 2.43% of its total assets. At March 31, 1999, $38,000 of the Bank's mortgage-backed securities were classified as held to maturity.

     The GNMA and FNMA certificates are modified pass-through mortgage-backed securities that represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable-rate, single-family residential mortgages issued by these government-sponsored entities. As a result, the interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable rate, as well as prepayment risk, are passed on to the certificate holder. GNMA's guarantee to the holder of timely payments of principal and interest is backed by the full faith and credit of the United States Government. All of the Bank's GNMA certificates are fixed-rate securities, 202,000 of FNMA certificates are adjustable-rate securities.

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

     All of the Bank's $545,000 mortgage-backed securities portfolio at March 31, 1999 had contractual maturities over 10 years. The actual maturity of a mortgage-backed security may be less than its contractual maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Bank may be subject to reinvestment risk because, to the extent that the Bank's mortgage-backed securities amortize or prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

     The guaranteed portion of a given pool must be all fixed or all variable rate. The certificates purchased by the Bank are both fixed and adjustable rate mortgage backed securities.

     The   following   table   sets   forth  the   composition   of  the  Bank's
mortgage-backed securities at the dates indicated.

                                                                          March 31,
                                                      ------------------------------------------------
                                                               1999                       1998
                                                      --------------------        --------------------
                                                        Book        % of           Book         % of
                                                        Value       Total          Value        Total
                                                                    (Dollars in Thousands)
Mortgage-backed securities available for sale:
     FNMA..........................................   $   198        36.33%       $    --          --%
     GNMA..........................................       300        55.04             67       90.54
                                                      -------    ---------        -------    --------
Mortgage-backed - held to maturity ................        36         6.61             --          --
Unamortized premium (discounts), net...............        11         2.02%             7        9.46%
                                                      -------    ---------        -------    --------
         Total mortgage-backed securities..........   $   545       100.00%       $    74      100.00%
                                                      =======    =========        =======    ========


     The following table shows mortgage-backed securities repayment activities of the Bank for the periods indicated. The Bank did not purchase or sell any mortgage-backed securities during fiscal 1999.

                                               Years Ended March 31,
                                             --------------------------
                                              1999               1998
                                             -------            -------
                                                   (In Thousands)
Purchases:
     Adjustable-rate (1).................    $   300           $     --
     Fixed-rate (1)......................        300                 --
                                             -------           --------
         Total purchases.................        600                 --
                                             -------           --------

Sales         ...........................         --               (136)

Principal Repayments:
     Principal repayments................       (129)               (47)
     Increase in other items, net........         --                 --
                                             -------           --------
         Net increase (decrease).........    $   471           $   (183)
                                             =======           ========
-------------------------
(1)     Consists of pass-through securities.

     Other Investments. At March 31, 1999, the Bank's investment securities other than mortgage-backed securities consisted of federal agency obligations, U.S. Government securities and FHLB stock.

     OTS regulations restrict investments in corporate debt and equity securities by the Bank. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank's unimpaired capital and unimpaired surplus as defined by federal regulations, plus an additional 10% if the investments are fully secured by readily marketable collateral. At March 31, 1999, the Bank was in compliance with this regulation.

     The following table sets forth the composition of the Bank's investment securities at the dates indicated.

                                                                                        At March 31,
                                                                ------------------------------------------------------------
                                                                          1999                                 1998
                                                                -----------------------            -------------------------
                                                                    Book         % of                  Book          % of
                                                                    Value        Total                 Value         Total
                                                                                   (Dollars in Thousands)
Investment securities held to maturity:
     Federal agency obligations............................     $       38         1.86%            $       74         5.87%
Investment securities available for sale:
     U.S. government securities............................            400        19.55                    599        47.55
     Federal agency obligations............................          1,507        73.65                    500        39.68
     Equity securities.....................................             --           --                     --           --
                                                                ----------   ----------             ----------    ---------
         Subtotal..........................................          1,945        95.06                  1,173        93.10
                                                                ----------   ----------             ----------    ---------
FHLB stock.................................................            101         4.94                     87         6.90
                                                                ----------   ----------             ----------    ---------
         Total investment securities and FHLB stock........     $    2,046       100.00%            $    1,260       100.00%
                                                                ==========   ==========             ==========    =========
Average remaining life of debt securities..................      2.6 years                           2.3 years

Other interest-earning assets:
     Interest-bearing deposits with banks..................     $       11       100.00%            $    1,490       100.00%
     Federal funds sold....................................             --           --                     --           --
                                                                ----------   ----------             ----------    ---------

         Total.............................................     $       11       100.00%            $    1,490       100.00%
                                                                ==========   ==========             ==========    =========


     Investment Portfolio Maturities. The composition and maturities of the investment securities portfolio and mortgage-backed securities are indicated in the following table.



                                                                       At March 31, 1999
                                     -------------------------------------------------------------------------------------
                                      Less Than      1 to 5           5 to 10        Over
                                       1 Year         Years            Years       10 Years    Total Investment Securities
                                     -------------------------------------------------------------------------------------
                                      Amortized     Amortized        Amortized     Amortized       Amortized        Fair
                                        Cost          Cost             Cost          Cost            Cost           Value
                                      ---------     ---------        ---------     ---------       ---------       -------
                                                                     (Dollars in Thousands)

U.S. government securities........   $     200       $     200        $    --      $    --            $   400     $    401
Federal agency obligations........          --             250            750           --               1000         1000
Mortgage-backed securities........          --              --             --          545                545          538

Total investment securities.......         200             450            750          545               1945         1939

Weighted average yield............        5.94%           5.96%           6.2%         7.06%             6.36%           --


Sources of Funds

     General. The Bank's primary sources of funds are deposits, receipt of principal and interest on loans and securities, FHLB advances, and other funds provided from operations.

     FHLB advances are used to support lending activities and to assist in the Bank's asset/liability management strategy. Typically, the Bank does not use other forms of borrowings. At March 31, 1999, the Bank had FHLB advances of $1.1 million.

     Deposits. The Bank offers deposit accounts having a range of interest rates and terms. The Bank's deposits consist of passbook, checking and certificate accounts. The certificate accounts currently range in terms from 91 days to 10 years.

     The Bank relies primarily on advertising, competitive pricing policies and customer service to attract and retain these deposits. In fiscal 1998, the Bank began obtaining brokered jumbo CD deposits from out of market customers. These deposits are a more volatile source of funds than transaction or savings accounts, or certificate of deposit accounts obtained from depositors in the Bank's market area. At March 31, 1999, the Bank had $5.8 million in out of market certificates of deposit compared to $6.0 million at March 31, 1998. Out of market certificates of deposit represented 38.41% of total certificates of deposit at March 31, 1999 compared to 56.60% at March 31, 1998. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. During fiscal 1997, the Bank introduced an interest bearing checking account product. At March 31, 1999, $492,000, or 1.89% of total deposits were in interest bearing checking accounts.

     The Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest-rate conscious. The Bank endeavors to manage the pricing of its deposits in keeping with its profitability objectives giving consideration to its asset/liability management. Notwithstanding the foregoing, a significant percentage of the Bank's deposits are for terms of less than one year. At March 31, 1999, $9.4 million, or 62.25% of the Bank's certificates of deposit were in certificates of deposit with terms of 12 months or less. The Bank believes that upon maturity most of these deposits will remain at the Bank. The ability of the Bank to attract and maintain savings accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

Savings Portfolio

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank as of the dates indicated.

                                                                             At March 31,
                                                          -----------------------------------------------
                                                                    1999                     1998
                                                          ----------------------   ----------------------
                                                            Amount      Percent       Amount      Percent
                                                                         (Dollars in Thousands)
Transactions and savings deposits:

Non-interest bearing checking accounts.............       $     303        1.57%    $     226        1.54%
Interest-bearing checking accounts 1.75%...........             492        2.55           234        1.60
Passbook accounts 3.00%............................           3,395       17.61         3,584       24.50
                                                          ---------    --------     ---------   ---------

Total transactions and savings deposits............           4,190       21.73         4,044       27.64
                                                          ---------    --------     ---------   ---------

Certificates of deposit:

 0.00 -  3.99%.....................................              --          --            --          --
 4.00 -  5.99%.....................................           7,870       40.83         2,983       20.39
 6.00 -  7.99%.....................................           7,214       37.44         7,602       51.97
                                                          ---------    --------     ---------   ---------

Total certificates of deposit......................          15,084       78.27        10,585       72.36
                                                          ---------    --------     ---------   ---------
Accrued Interest...................................              --          --            --          --
                                                          ---------    --------     ---------   ---------
Total Deposits.....................................       $  19,274      100.00%    $  14,629      100.00%
                                                          =========    ========     =========   =========

Deposit Activity

     The following table sets forth the savings flows at the Bank during the periods indicated.

                                          Years Ended March 31,
                                       ---------------------------
                                          1999            1998
                                       ---------       -----------
                                          (Dollars In Thousands)

Opening balance...................... $   14,629       $   10,237
Deposits.............................     30,553           33,278
Withdrawals..........................    (26,803)         (29,596)
Interest credited....................        895              710
                                      ----------       ----------

Ending balance....................... $   19,274       $   14,629
                                      ==========       ==========

Net increase (decrease).............. $    4,645       $    4,392
                                      ==========       ==========

Percent increase (decrease)..........      31.75%           42.90%
                                      ==========       ==========

Time Deposit Maturity Schedule

     The following table shows weighted average rate and maturity information for the Bank's certificates of deposit as of March 31, 1999.

                                                            Weighted
      Certificate accounts maturing in           Total      Average  Percent of
      quarter endings:                          Balance      Rate      Total
                                                            (In Thousands)

      June 30, 1999....................        $   2,452     6.26%    16.26%
      September 30, 1999...............            3,832     5.88     25.40
      December 31, 1999................            1,176     5.63      7.80
      March 31, 2000...................            1,964     5.70     13.02
      June 30, 2000....................            1,474     6.08      9.77
      September30, 2000................            1,205     6.17      7.99
      December 31,2000.................              179     5.39      1.19
      March 31, 2001...................            1,296     5.11      8.59
      June 30, 2001....................               48     5.35       .32
      September 30, 2001...............            1,458     6.03      9.66
                                               ---------  -------  --------
      Thereafter.......................
               Total...................          $15,084     5.88%   100.00%



     The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of March 31, 1999.


                                                                                  Maturity
                                                   ---------------------------------------------------------------------
                                                                        Over         Over
                                                       3 Months        3 to 6       6 to 12       Over
                                                       or Less         Months       Months      12 Months        Total
                                                   --------------- -------------- -------------------------- ------------
                                                                    (In Thousands)

Certificates of deposit less than $100,000........      $ 2,231        $ 3,623      $ 2,126     $ 5,742        $ 13,722

Certificates of deposit of $100,000 or more.......        224            209          314          618           1362
                                                          ---            ---          ---          ---           ----

Total certificates of deposit.....................      $ 2,452        $ 3,832      $ 2,440     $ 6,360        $ 15,084

     Borrowings. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory collateral requirements. At March 31, 1999, the Bank had an unused line of credit at the FHLB for up to $1.68 million. At March 31, 1999, the Bank had $1.08 million in advances from the FHLB.

Employees

     At March 31, 1999, the Bank had 9 full-time and one part-time employee. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

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

Service Corporation Activities

     As a federally chartered savings association, the Bank is permitted by OTS regulations to invest up to 2% of its assets, or approximately $200,000 at March 31, 1999, in the stock of, or loans to, service corporation subsidiaries. The Bank may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal association may engage.

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

     OTS regulations limit a thrift institution's loans-to-one borrower to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At March 31, 1999, the Bank's lending limit under this restriction was approximately $500,000. The Bank is in compliance with the loans-to-one borrower limitation.

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

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. Further, the valuation allowance applicable to the write-down of investments and mortgage-backed securities in accordance with SFAS No. 115 is excluded from the regulatory capital calculation. At March 31, 1999, the Bank had no intangible assets and an unrealized loss, net of tax under SFAS No. 115 of $5,403.

Limitation on Capital Distributions.

     Under current OTS regulations, a savings institution may make a capital distribution without notice to the OTS, unless it is a subsidiary of a holding company, provided that it has a regulatory rating in the two top categories, is not of supervisory concern, and would remain adequately capitalized, as defined in the OTS prompt corrective action regulations, following the proposed distribution. Savings institutions that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings institution may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. The OTS may object to a capital distribution if it would constitute an unsafe or unsound practice.

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

     In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term U.S. Treasury obligations) currently must constitute at least 1% of the Bank's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid assets ratio requirement. At March 31, 1999, the Bank was in compliance with both requirements, with a liquid assets ratio of 12.95% and a short-term liquid assets ratio of 3.80%.

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

Qualified Thrift Lender Test

     All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At March 31, 1999, the Bank met the test.

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

Holding Company Regulation

     The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

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

Federal Reserve System

     The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At March 31, 1999, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB of New York. At March 31, 1999, the Bank had $101,000 of FHLB stock. In past years, the Bank has received dividends on its FHLB stock. The dividend yield from FHLB stock was 7.25% for fiscal 1999. No assurance can be given that such dividends will continue in the future at such levels.

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

ITEM 2. Properties
---------------------

     The Bank conducts its business through its main and branch offices, located in Canajoharie, New York. The following table sets forth information relating to the offices as of March 31, 1999. The total net book value of the Bank's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at March 31, 1999 was $583,000.


                                                 Total          Net Book Value
                                              Approximate      of Real Estate at
    Location               Date Acquired     Square Footage     March 31, 1999
-----------------         ---------------   ----------------  ------------------
Main Office:                  1998                  3,200          $  290,000
211 Erie Boulevard
Canajoharie, New York

26 Church Street
Canajoharie, New York         1973                  3,600          $  116,000

ITEM 3. Legal Proceedings
-------------------------

     There are various claims and lawsuits to which the Company is periodically involved incident to the Company's business. In the opinion of management, such claims and lawsuits in the aggregate are immaterial to the Company's consolidated financial condition and results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.


                                     PART II

ITEM 5. Market for Company's Common Stock and Related Security Holder Matters
-----------------------------------------------------------------------------

     The "Market for Common Stock" section of the Company's Annual Report to Stockholders is incorporated herein by reference.


ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report to Stockholders is incorporated herein by reference.


ITEM 7. Financial Statements
----------------------------

     The financial statements are contained in the Company's Annual Report to Stockholders and is incorporated herein by reference.


ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

     None.

                                    PART III
                                    --------


ITEM 9. Directors and Executive Officers of the Company; Compliance with Section 16(a) of the Exchange Act
--------------------------------------------------------------------------------

     (a) Information concerning the directors of the Company is incorporated by reference hereunder in the Company's Proxy Materials for the Annual Meeting of Stockholders.

     (b) Set forth below is information concerning the Principal Officer of the Company.

       Name               Age                         Title
-----------------         ----   -----------------------------------------------

Gordon E. Coleman          44    President, Chief Executive Officer and Director


ITEM 10. Executive Compensation
-------------------------------

     Information with respect to management compensation and transactions required under this item is incorporated by reference hereunder in the Company's Proxy Materials for the Annual Meeting of Stockholders under the caption "Compensation".

ITEM 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     The information contained under the sections captioned "Stock Ownership of Management" is incorporated by reference to the Company's Proxy Materials for its Annual Meeting of Stockholders.


ITEM 12. Certain Relationships and Related Transactions
-------------------------------------------------------

     The information required by this item is set forth under the caption "Certain Transactions" in the Definitive Proxy Materials for the Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART IV
                                     -------

ITEM 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

     (a)(1) Financial Statements

The exhibits and financial statement schedules filed as a part of this Form 10-KSB are as follows:

          (A)  Independent Auditors' Report;

          (B) Consolidated Statements of Financial Condition - March 31, 1999 and 1998.

          (C) Consolidated Statements of Operations - years ended March 31, 1999 and 1998;

          (D) Consolidated Statements of Changes in Stockholders' Equity - years ended March 31, 1999 and 1998;

          (F) Consolidated Statements of Cash Flows - years ended March 31, 1999 and 1998; and

          (G)  Notes to Consolidated Financial Statements.

     (a)(2) Financial Statement Schedules

     All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

     (b)  Reports on Form 8-K

     The Company has not filed a Current Report on Form 8-K during the fourth quarter of the fiscal year ended March 31, 1999.

          (c)  Exhibits

          3.1  Certificate  of   Incorporation   of  Landmark   Financial  Corp.
               Incorporated herein by reference to the Company's registration statement on Form SB-2, file No. 333-29793 (the "Form SB-2")

          3.2 Bylaws of Landmark Financial Corp. (Incorporated herein by reference to the Company's Form SB-2

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


                                           Landmark Financial Corp.



Date: June 21, 1999                        By:/s/ Gordon E. Coleman
                                           -------------------------------------
                                           Gordon E. Coleman
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:/s/ Gordon E. Coleman                            By:/s/ F. Richard Ferraro
   ----------------------------------------            -------------------------
   Gordon E. Coleman                                  F. Richard Ferraro
    President, Chief Executive Officer and            Director
    Director (Principal Executive Officer)

Date: June 21, 1999                                 Date: June 21, 1999



By:/s/ Paul Hofmann                                 By:/s/ Patricia A. Symolon
   ----------------------------------------            -------------------------
   Paul Hofmann                                       Patricia A. Symolon
    Chief Financial Officer (Principal                Director
    Financial and Accounting Officer)

Date: June 21, 1999                                Date: June 21, 1999



By:/s/ John R. Francisco                            By:/s/ Carl J. Rockefeller
   ----------------------------------------            -------------------------
   John R. Francisco                                 Carl J. Rockefeller
    Chairman of the Board                             Vice Chairman of the Board


Date: June 21, 1999                                Date: June 21, 1999



By:/s/ Frederick LaCoppola
   ---------------------------------------
   Frederick LaCoppola
    Director

Date: June 21, 1999

                                   EXHIBIT 13

                          ANNUAL REPORT TO STOCKHOLDERS

                           Landmark Financial Corp.



                               1999 Annual Report

Table Of Contents
--------------------------------------------------------------------------------



                                                                            Page


Selected Consolidated Financial Information                                  1-2

Management's Discussion and Analysis of Financial Condition
         And Results of Operations                                          3-13

Independent Auditors' Report                                                  14

Consolidated Financial Statements                                          15-18

Notes to Consolidated Financial Statements                                 19-40

Common Stock Information                                                      41

Directors and Officers                                                        42

Corporate Information                                                         43

Annual Meeting                                                                43

                            LANDMARK FINANCIAL CORP.


Date:    June 18, 1999

The Board of Directors, Officers, and Staff of Landmark Financial Corp. and its wholly owned subsidiary, Landmark Community Bank, are pleased to provide you, our fellow shareholders, with this year's annual report.

During this past year the Bank continued its metamorphosis from that of a traditional mutual savings and loan association into a dynamic, full-service financial institution prepared to face the challenges of the 21st century. After completing the conversion from mutual to stock ownership last year, the Board of Directors and management initiated several changes in the institution and its infrastructure to address those obstacles that were preventing us from fully and effectively competing in the marketplace. We prepared a "wish list" of those items that would allow us to compete on an equal basis with other larger banks. The list included a modern banking facility, new and up-to-date computer systems, additions to both our loan and deposit products and increased asset size. As many of you know, the banking facility problem was solved with the completion of our newly constructed banking office at 211 Erie Blvd. in the Village of Canajoharie. The Bank also purchased a modern, Year 2000 compliant computer hardware and software system that is fully integrated with the Bank's data processing service provider. In addition, our new banking facility allowed us to add a drive-up window, night depository and automatic teller machine. A merchant credit card program has also been added to facilitate commercial deposits. We have also partnered with another financial institution to provide a Visa charge card program that includes the Landmark Community Bank name and logo. As a result of these improvements and of our continued efforts to increase the asset size of the Bank, assets did in fact increase during the past fiscal year from $16.81 million on April 1, 1998 to $22.45 million on March 31, 1999, an increase of 34%.

All these changes did not come without significant, but what we believe short term costs to net income. However, management believes that we have now positioned the Bank to effectively compete in the local banking market. Although this required that we take the long-term view at the expense of short-term profits, we believe that this is the prudent course of action and that profitability will follow as a by-product of the actions taken and sacrifices made.

The Company posted an operating loss of $96,404 for the fiscal year. Although net interest income increased $117,000, the continued growth in assets necessitated a significant increase in the Bank's Provision for Loan Loss from $12,000 in fiscal year 1998 to $121,000 in this past fiscal year. Increased non-interest expenses - including occupancy and equipment costs, deposit insurance premiums, data processing costs and expenses related to being a public company - all contributed to the net loss for the year.

With the addition of our new technology and the continued dedication of our employees, Senior Management and the Board of Directors believe the Company is poised to succeed in an evolving 21st century marketplace. As always, our goal continues to be the enhancement of shareholder value while simultaneously providing to our community a financial institution that knows and accommodates it's customers and is proud to serve them in a competent and friendly manner.

Thank you for your continued confidence in your Company as we look forward to a prosperous and profitable future.

                                                              Sincerely,

                                                           /s/Gordon E. Coleman

                                                              Gordon E. Coleman
                                                              President and CEO

          SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

Set forth below are selected consolidated financial and other data of the Company. The financial data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto presented elsewhere in this Annual Report.


                                                                                        At March 31,
                                                     ------------------------------------------------------------------------
                                                     1999              1998             1997           1996            1995
                                                     ----              ----             ----           ----            ----
                                                                                  (In Thousands)

Selected Financial Condition Data:

Total Assets                                  $       22,453    $     16,811    $     11,326    $      7,606    $      7,628
Cash and cash equivalents                                296           1,530             709           1,351             881
Loans receivable, net                                 19,189          13,640           9,392           5,528           6,267
Trading Account Securities                                 -                 -            69               -               -
Mortgage Backed Securities:
 Held to maturity                                         38              74             257             340             206
Investment Securities
  Held to maturity                                         -               -             200               -               -
Available for sale                                     1,901           1,104             398             241             134
FHLB Stock                                               101              87              59              64              64
 Deposits                                             19,274          14,629          10,237           6,465           6,518
Advances by borrowers for taxes
and insurance                                            108              97             107              95             155
Total stockholders' equity                             1,928           2,059             956             993             907



                                                                                        At March 31,
                                                     ------------------------------------------------------------------------
                                                     1999              1998             1997           1996            1995
                                                     ----              ----             ----           ----            ----
                                                                                  (In Thousands)

Selected Financial Condition Data:

Total interest income                         $    1,596    $         1,293    $           688    $      622       $     565
Total interest expense                             (912)              (726)              (326)         (270)           (225)
Net interest income                                  684                567                362           352             340
Provision for loan losses                          (121)               (12)               (78)             -               -
Net interest income after
provision for loan losses                            563                555                284           352             340

Fees and service charges                              35                 29                 29            10              14
Other non-interest income                             10                 38                 67             -               -

Total non-interest income                             44                 67                 96            10              14

Total non-interest expense                         (731)              (610)              (434)         (239)           (242)

Income (loss) before taxes                         (123)                 12               (54)           123             112
Income tax (provision) benefit                        27                (5)                 18          (38)            (29)

Net income (loss)                             $     (96)    $             7    $          (36)    $       85       $     83

Earnings per common share
Basic                                         $    (.69)    $          0.05    $           N/A           N/A      $      N/A

Fully diluted                                 $    (.69)    $          0.05    $           N/A           N/A      $      N/A

Weighted average common
outstanding                                      140,247            139,975                N/A           N/A             N/A


                                        SELECTED RATIOS DATA



                                                                                             Years Ended March 31,
                                                                       ----------------------------------------------------------
                                                                       1999          1998          1997         1996         1995
                                                                       ----          ----          ----         ----         ----
Perfomance Ratios:
Return on assets (ratio of net income to
average total assets)                                                 -0.48%        0.05%        -0.41%        1.08%        1.07%
Return on retained earnings (ratio of
net income to average equity)                                         -4.85%        0.56%        -3.67%        8.83%        9.55%
Interest rate spread information:
Average during period                                                  3.30%        3.37%         3.77%        4.13%        4.16%
End of period                                                          3.53%        2.81%         3.34%        4.25%        4.18%

Net interest margin (1)                                                3.64%        3.71%         4.23%        4.59%        4.52%
Ratio of operating expense to average total assets                     3.68%        3.83%         4.89%        3.04%        3.11%
Ratio of average interest-earning assets to average
interest-bearing liabilities                                         106.93%      107.16%       111.97%      114.46%      112.28%


Asset Quality Ratios:
Non-performing assets to total assets
at end of period                                                       1.00%        0.86%         0.41%        0.00%        0.00%
Allowance for loan losses to non-performing loans                    179.90%       84.72%       235.32%        0.00%        0.00%
Allowance for loan losses to loans receivable, net                     1.00%        0.89%         1.17%        0.58%        0.51%


Capital Ratios:
Stockholder's equity to total assets at end of period                  8.59%       12.25%         8.43%       13.56%       12.31%
(Previously net worth to total assets 1997-1995)
Average net worth to average assets                                   10.00%        8.31%        11.06%       12.27%       11.17%

Other Data:
Number of full-service offices                                            1            1             1            1            1

(1) Net  interest   income  divided  by  average interest earning assets.

Management's Discussion and Analysis of Financial Condition and Results of Operations



Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding the financial conditions and results of operations of the Company. The information contained in this section should be read in conjunction with the consolidated financial statements and accompanying notes thereto.

Certain statements in this annual report and throughout Management's Discussion and Analysis of Financial Condition and Results of Operations are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risk, uncertainties and other factors that may cause the Company's actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by any "forward looking statement." "Forward looking statements" are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. Factors that may impact such "forward looking statements" include, among others, changes in general economic conditions, changes in interest rates, the legislative and regulatory environment, monetary and fiscal policies of the United States government, the quality and/or composition of the loan and/or investment portfolios, demand for loan products, deposit flows, changes in accounting principles or policies and changes in competition.


The Company does not undertake, and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward looking statements to convey events or circumstances after the date of such statements or to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


GENERAL

Landmark Financial Corp. (the "Company") is a Delaware corporation, which is the holding company for Landmark Community Bank (the "Bank"). The Company was organized by the Bank for the purpose of acquiring all of the capital stock of the Bank in connection with the conversion of the Bank from mutual to stock form, which was completed on November 13, 1997 (the "Conversion"). The only significant assets of the Company are the capital stock of the Bank; the Company's loan to the Bank's Employee Stock Ownership Plan (ESOP), and the remaining net proceeds of the conversion retained by the Company of approximately $97,000. The business of the Company consists solely of the business of the Bank.

The Bank was originally chartered in 1925 as a New York-chartered mutual savings and loan association under the name Canajoharie Building Savings & Loan Association, and is headquartered in Canajoharie, New York. The Bank amended its mutual charter in 1997 to become a federal mutual savings bank. At March 31, 1999, the Bank had total assets of $22,648,328, deposits of $19,273,876, and stockholders' equity of $1,854,862.

The Bank conducts its business through its main office in Canajoharie, Montgomery County, New York. The Bank has been, and intends to continue to be, a community oriented financial institution offering selected financial services to meet the needs of the communities it serves. The Bank attracts deposits from the general public and from deposit brokers and historically has used such deposits, together with other funds, to originate one-to-four family residential mortgage loans, construction and land loans for single-family residential properties, commercial loans and consumer loans consisting primarily of loans secured by automobiles. While the Bank's primary business has been that of a traditional thrift institution, originating one-to-four family mortgage loans in its primary market area for retention in its portfolio, the Bank also has been an active participant in the origination of consumer loans, primarily for the purchase of automobiles, and of commercial loans for small business and agriculture.


OPERATING STRATEGY

The Company conducts no business other than to hold the common stock of the Bank. The business of the Bank consists principally of attracting deposits and using those deposits to fund consumer loans, mortgage loans secured by one-to-four family residences and commercial or agricultural properties, small business loans, and investment securities. The Bank's net income is primarily dependent on net interest income, which is the difference between the income earned on its interest-earning assets, such as loans and investments, and the cost of its interest-bearing liabilities, which are primarily deposits. The Bank's net income is also effected by its provision for loan losses and other operating income and expenses. Other income is derived from service charges on deposit accounts, late fees on loans, and the sale of investment securities. Other expenses include employee compensation and benefits, occupancy costs, legal, accounting and regulatory costs and deposit insurance premiums. Earnings of the Bank are also affected by general economic conditions, particularly changes in market interest rates, government legislation, monetary policies, and policies and actions of the regulatory authorities.

Management has implemented various strategies designed to enhance the Bank's profitability while maintaining its safety and soundness. These strategies include reducing the Bank's exposure to interest rate risk by originating shorter-term consumer loans and adjustable rate business loans and by investing in adjustable rate mortgage backed securities. Additionally, the Bank has been working to extend the maturity of interest bearing liabilities, including using FHLB advances to fund assets, and to increase its demand deposit base by offering a variety of checking account products. The Bank maintains the asset quality of its loan portfolio by adhering to internal loan underwriting policies. The Bank also generally limits its investment portfolio and its investment in mortgage backed securities to securities of the United States government, and its Agencies and to mortgage-backed securities issued by or guaranteed by the United States government or agencies thereof.

It is management's intention to remain a retail financial institution dedicated to financing home ownership and consumer and small business needs, and to providing quality service to its customers located in Montgomery County and the surrounding counties in the State of New York. The Bank is subject to certain minimum capital requirements, which are monitored by The Office of Thrift Supervision. It is management's intention to continue to surpass the minimum levels and to maintain its capital strength. The Company's ratio of equity to assets at March 31, 1999 was 8.59%.

FINANCIAL CONDITION

Total Assets. Total assets increased $5.64 million or 33.6%, to $22.45 million at March 31, 1999 from $16.81 million at March 31, 1998. The increase in assets was primarily due to increases in loans receivable, investment securities, premises and equipment, and foreclosed properties as noted below.

Loans Receivable, Net. Loans receivable, net increased by $5.55 million or 40.7% to $19.19 million at March 31, 1999 from $13.64 million at March 31, 1998, primarily due to increases in consumer loans of $2.49 million, an increase in commercial loans of $1.20 million, and an increase in one-to-four family loans of $1.93 million.

Mortgage-Backed Securities. Mortgage-backed securities held to maturity decreased by $36,000 or 48.6% to $38,000 at March 31, 1999 from $74,000 at March 31, 1998. The decrease was due to amortization and prepayments on the loans that secure the Bank's mortgage-backed securities.

Investment Securities. Investment securities available-for-sale increased $797,000 or 77.2% to $1.9 million at March 31, 1999 from $1.1 million at March 31, 1998. The increase was funded primarily by a portion of the reduction in cash from $1.5 million at March 31, 1998 to $296,000 at March 31, 1999.

Premises and Equipment. The Bank built and moved to a new facility during the year and also invested in new teller equipment, an ATM and new computer hardware and software. Premises and equipment increased $386,000 or 195.8% to $583,000 at March 31, 1999 compared to March 31, 1998.

Deposits. Deposits increased $4.64 million, or 31.8%, to $19.27 million at March 31, 1999 from $14.63 million at March 31, 1998. The increase in deposits is primarily attributable to an increase in local certificates of deposit of $4.5 million with maturities of one to three years, an increase in checking deposits of $334,000 and a decrease in out of market certificates of deposit of $178,000. The Bank had $5.8 million in out of market certificates of deposit at March 31, 1999.

Advances from FHLB. The Bank had $1.08 million of outstanding advances from the Federal Home Loan Bank at March 31, 1999 compared to no advances outstanding on March 31, 1998. The advances are being used by the Bank to fund both short and long term cash needs and to help manage interest rate risk.

Equity. Total stockholders' equity decreased $131,000 or 6.4%, to $1.93 million at March 31, 1999 from $2.1 million at March 31, 1998, due to the operating loss of $96,000 and the recognition of $33,000 of unearned stock based compensation, a $10,000 reduction in accumulated other comprehensive income (loss) as a result of the change in unrealized gain (loss) on securities available for sale, and an increase of $8,000 in the Bank's unearned ESOP shares.

Comparison of Operating Results for the Years Ended March 31, 1999 and March 31, 1998.

Performance Summary. Net income decreased $103,871 to a loss of $96,404 for the year ended March 31, 1999, compared to net income of $7,467 for the year ended March 31, 1998. The decrease in earnings was primarily due to an increase in the provision for loan losses, increased general and administrative expenses associated with the growth in assets, the new facilities and equipment, and a reduction in non-interest income due to gains taken on the sale of securities and commission income received in the previous year compared to no gains and $16,855 less of commission income in the year ended March 31, 1999.

Net Interest Income. Net interest income increased $117,271 or 20.7%, to $684,189 for the year ended March 31, 1999, from $566,918 for the year ended March 31, 1998. The increase in net interest income reflects an increase of $303,442, to $1,596,348 from $1,292,906 in interest income and a corresponding increase of $186,171, to $912,159 from $725,988 in interest expense for the year ended March 31, 1999 as compared to the year ended March 31, 1998. The increase in interest income reflects increased balances of loans receivable and investment securities. Interest expense increased primarily due to the increase in deposits, particularly certificates of deposit.

For the year ended March 31, 1999, the average yield on interest-earning assets was 8.49% compared to 8.47% for the year ended March 31, 1998. The average cost of interest-bearing liabilities was 5.19% for the year ended March 31, 1999 which was an increase from 5.10% for the year ended March 31, 1998. The average balance of interest-earning assets increased $3.5 million or 23.1%, to $18.8 million for the year ended March 31, 1999 as compared to $15.3 million for the year ended March 31, 1998. During the same period, the average balance of interest-bearing liabilities increased $3.4 million or 23.9%, to $17.6 million from $14.2 million in the year ended March 31, 1998.

Due to higher funding costs, the average interest rate spread was 3.30% for the year ended March 31, 1999 compared to 3.37% for fiscal 1998. The average net interest margin also decreased to 3.64% at March 31, 1999 compared to 3.71% for the year ended March 31, 1998.

Provision for Loan Losses. During the year ended March 31, 1999, the Bank charged $121,000 against earnings as a provision for loan losses compared to a provision of $12,000 charged against earnings for the year ended March 31, 1998. During fiscal 1999, the Bank's loan portfolio experienced charge-offs of $51,981. The allowance for loan losses at March 31, 1999 was increased to 1.00% of loans receivable, net as compared to 0.89% of loans receivable, net at March 31, 1998. The allowance for loan losses as a percentage of non-performing assets was 179.90% at March 31, 1999 as compared to 84.72% at March 31, 1998. Total non-performing loans at March 31, 1999 are $106,000, or 0.55% of loans receivable, net, as compared to total non-performing loans at March 31, 1998 of $144,000 or 1.06% of loans receivable net. The increase in the allowance for loan losses as a percentage of loans is due to management's recognition of the increased risk associated with the increased balances of the commercial and consumer loan portfolios as well as the overall increase in the dollar value of loans receivable, net. The Bank's allowance for loan losses at March 31, 1999 and March 31, 1998 was $191,019 and $122,000, respectively.

Management regularly reviews the loan portfolio, including problem loans, and changes in the relative makeup of the loan portfolio to determine whether any loans require classification or the establishment of additional reserves. Management will continue to monitor its allowance for loan losses and make future additions to the allowance as economic conditions dictate. Although the Bank maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. Based on historical experience with loan losses, the Bank believes that the current allowance for loan losses is adequate to cover any potential losses.

Non-interest Income. For the year ended March 31, 1999, non-interest income decreased $23,254 or 34.3%, to $44,512 from $67,766 for the year ended March 31, 1998. The decrease was primarily due to a gain realized in the sale of trading account securities in the amount of $12,411 for the year ended March 31, 1998 as compared no sales or gains for the year ended March 31, 1999, and a reduction in commission income for brokering mortgage applications underwritten at other financial institutions from $19,601 for the year ended March 31, 1998 to $2,746 for the year ended March 31, 1999. Loan fees and service fees on deposit accounts increased $5,721 or 20.0% to $34,280 from $28,559 for the years ended March 31, 1999 and 1998 respectively.

Non-interest Expense. Non-interest expense increased $120,738 or 19.8%, to $730,710 for the year ended March 31, 1999 from $609,972 for the same period in 1998. During this same period compensation and related benefits expense increased $24,601 or 6.1%, and occupancy and equipment expenses increased $7,533 or 20.0%, primarily due to increased depreciation expense associated with the new facility and equipment. Expenses for data processing and FDIC insurance increased commensurably with the increase in loan and deposit volume. General office and supply expense increased $29,621 or 140.5% and other operating expenses increased $35,231 or 30.1% primarily due to expenses incurred in moving furniture and fixtures as well as data processing equipment to the Bank's new facility, increases in printing and supply costs, increases in fees paid to originate indirect automobile loans, and increases in costs associated with being a public company.

Income Taxes. Income taxes decreased by $31,850 to a benefit of $26,605 for the year ended March 31, 1999 from a tax expense of $5,245 for the year ended March 31, 1998. The decrease is due to the decrease in pre-tax income. The Company's effective tax rate was 34% for the years ended March 31, 1999 and March 31, 1998.


Market Risk Analysis

As a holding company for the Bank, the Company's primary component of market risk is interest rate volatility. Changes in interest rates will affect both income and expenses associated with a large portion of the Bank's assets and liabilities, and the market value of all interest earning assets. Management of the Bank measures and evaluates interest rate risk on a regular basis and actively strives to reduce such risk. The Bank is not subject to foreign currency exchange risk or commodity price risk. The Bank's loan portfolio is concentrated in Montgomery County, New York and the immediate surrounding counties and is therefore subject to risks associated with the local economy. The Company and the Bank do not have any hedging transactions in place such as interest rate swaps and caps.



                              ------------------------------------------------------------------------------------------------------
                                                          AVERAGE YIELDS EARNED AND RATES PAID

                                                                  Years Ended March 31,
                                    1999                                  1998                                   1997
                              ------------------------------------------------------------------------------------------------------
                                Average    Interest               Average      Interest                Average   Interest
                              Outstanding  Earned/              Outstanding    Earned/               Outstanding  Earned/
                                Balance     Paid    Yield/Rate    Balance       Paid     Yield/Rate    Balance     Paid   Yield/Rate
                              ------------------------------------------------------------------------------------------------------

Interest-earning assets:
Loans receivable (1)(2)       $  16,515    $ 1,453     8.80%      $ 13,250    $ 1,174      8.86%       $ 6,960    $  585       8.41%
Mortgage-backed securities           52          4     7.69%           117         10      8.55%           290        26       8.97%
Investment securities             1,409         87     6.17%           849         53      6.24%           393        27       6.87%
FHLB stock                           89          6     6.74%            74          7      9.46%            61         4       6.56%
Interest bearing deposits           725         46     6.34%           978         49      5.01%           846        46       5.44%
                              ---------    -------                --------    -------                  -------    ------
Total interest-earning assets $  18,790    $ 1,596     8.49%      $ 15,268    $ 1,293      8.47%       $ 8,550    $  688       8.05%
                              =========    =======                ========    =======                  =======    ======

Interest-bearing liabilities:
Interest-bearing checking      $    816    $     9     1.10%            463   $     3      0.65%       $    63    $    1       1.59%
Passbook accounts                 3,391        102     3.01%          3,965       118      2.98%         3,703       108       2.92%
Certificate accounts             12,913        781     6.05%          9,820       605      6.16%         3,870       217       5.61%
FHLB advances                       452         20     4.42%
                              ---------    -------                --------    -------                  -------    ------
Total interest-bearing
 liabilities                  $  17,572    $   912     5.19%      $  14,248   $  726       5.10%       $ 7,636    $  326       4.27%
                              =========    =======                ========    =======                  =======    ======
Net interest income                        $   684                            $  567                              $  362
                                           =======                            ======                              ======
Net interest rate spread                               3.30%                               3.37%                               3.78%
                                                       ====                                ====                                ====
Net earning assets            $   1,218                           $   1,020                            $   914
                              =========                           =========                            =======
Net yield on average
interest-earning assets                                3.64%                               3.71%                               4.23%
                                                       ====                                ====                                ====
Ratio of average interest-earning assets to
average interest-bearing liabilities        106.93%                          107.16%                               111.97%
                                            ======                           ======                                ======


(1)  Calculated net of deferred loan fees,loan discounts, loans in process and loss reserves.
(2)  In computing average balances and average yield on loans, non-accruing loans have been included.

                                SPREAD AND MARGIN


                                                           Years Ended March 31,
                                                           ---------------------
                                                           1999    1998    1997
                                                           ----    ----    ----

Weighted average yield on loans                            8.80%   8.86%   8.41%
Weighted average yield on mortgage-backed securities       7.69%   8.55%   8.97%
Weighted average yield on investment securities            6.17%   6.24%   6.87%
Weighted average yield on FHLB stock                       6.74%   9.46%   6.56%
Weighted average yield on other interest-bearing deposits  6.34%   5.01%   5.44%
Weighted average yield on all interest-earning assets      8.49%   8.47%   8.05%

Weighted average rate paid on interest-bearing checking    1.10%   0.65%   1.59%
Weighted average rate paid on passbook accounts            3.01%   2.98%   2.92%
Weighted average rate paid on certificate accounts         6.05%   6.16%   5.61%
Weighted average rate paid on FHLB advances                4.42%
Weighted average rate paid on all interest-bearing         5.19%   5.10%   4.27%
liabilities

Interest rate spread (spread between weighted average
rate on all interest-earning assets and all interest-
bearing liabilities)                                       3.30%   3.37%   3.78%

Net interest margin (net interest income as a
percentage of average interest-earning assets)             3.64%   3.71%   4.23%


                                                                  RATE VOLUME ANALYSIS
                                                  1999 Compared to 1998        1998 Compared to 1997
                                                Increase (Decrease) Due to  Increase (Decrease) Due to
                                                ------------------------------------------------------
                                                Volume     Rate       Net      Volume    Rate     Net
                                                                     (In thousands)


Interest-earning assets:
Loans Receivable                                 $ 291    $ (10)   $ 281       $ 529    $ 60    $ 589
Investment Securities                               35       (1)      34          31      (5)      26
Mortgage-backed securities                          (6)      (0)      (6)        (16)     (0)     (16)
Other                                              (15)       9       (6)          8      (2)       6
                                                 -----    -----    -----       -----    ----    -----
Total net change in income on interest-earning   $ 306    $  (3)   $ 303       $ 552    $ 52    $ 605
assets                                           =====    =====    =====       =====    ====    =====


Interest-bearing liabilities:
Passbook accounts                                $ (17)   $   1    $ (16)      $   8    $  2    $  10
Interest-bearing checking                            2        4        6           6      (4)       2
Certificates of deposit                            191      (15)     176         334      54      388
FHLB advances                                        0       20       20
                                                 -----    -----    -----       -----    ----    -----
Total net change in income on interest-bearing   $ 176    $  10    $ 186       $ 348    $ 52    $ 400
liabilities                                      =====    =====    =====       =====    ====    =====


Net change in net interest income                $ 117                                          $ 205
                                                 =====                                          =====

Asset and Liability Management

One of the Bank's principal financial objectives is to achieve long-term profitability while reducing its exposure to fluctuations in interest rates. The Bank has sought to reduce exposure of its earnings to changes in market rates by managing the mismatch between asset and liability maturities and interest rates. The principal elements in achieving this objective have been to increase the interest-rate sensitivity of the Bank's assets by originating consumer and business loans with maturities of five years and less and by investing in variable rate securities. At the same time the Bank has sought to extend the maturities of certain of its liabilities by utilizing FHLB term loans to fund some of the asset growth and by promoting longer term certificates of deposit. The Bank has also increased its core deposit base by increasing DDA account balances 73% to $794,652 from $459,306 at March 31, 1999 and 1998 respectively. However, the Bank continues to retain longer term fixed rate residential mortgage loans in the portfolio as part of its effort to increase the size and the yield of its loan portfolio. During the fiscal year fixed rate residential mortgages increased 57.2% to $6.6 million from $4.2 million, while adjustable rate residential mortgages decreased 30.4% from $3.6 million to $2.5 million. This increase in longer term fixed rate assets has exceeded the pace of the Bank's efforts to extend maturities of liabilities and created a negative interest sensitivity gap. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates a negative gap would tend to adversely affect interest income. During a period of falling interest rates, a negative gap would tend to positively affect net interest income. At March 31, 1999, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing during the same period by $2,348,220, representing a cumulative one-year gap of (10.46)%.



Interest Rate Gap Analysis                              Cumulatively Repriced Within

                                         3 months        4 to 12 Months       1 to 5 years        After 5 yrs         Total
                                         --------        --------------       ------------        ------------        -----
Cash and cash equivalents                $         0      $             0     $           0       $    295,827       $   295,827
Securities                                   257,456              300,000           750,000            732,904         2,040,360
Loans                                      2,296,756            5,757,230         3,610,526          7,524,745        19,189,257
Other assets                                                                                           927,879           927,879
                                           ----------           ----------        ---------          ---------        ----------
     Total assets                        $  2,554,212     $     6,057,230     $   4,360,526       $  9,481,355       $22,453,323



Deposits:
   Demand                                     66,800              133,600           200,400            267,200           668,001
   Savings                                   528,269              422,615           176,090          2,394,821         3,521,795
   Time                                    2,451,950            6,971,427         5,623,515             37,188        15,084,080
                                           ---------            ---------         ---------             ------        ----------
     Total deposits                     $  3,047,019     $      7,527,643     $   6,000,005       $  2,699,209       $19,273,876
Borrowing                               $    285,000     $        100,000     $     585,000       $    114,587       $ 1,084,587
Other Liabilities                                                                                      166,926           166,926
Equity                                                                              963,967            963,967         1,927,934
                                          ----------           ----------        ---------          ---------        ----------
     Total liabilities and equity       $  3,332,019     $      7,627,643     $   7,548,972       $  3,944,689       $22,453,323



Periodic gap                            $  (777,807)     $    (1,570,413)     $ (3,188,446)       $  5,536,666
Cumulative gap                          $  (777,807)     $    (2,348,220)     $ (5,536,666)       $          0
Cumulative gap                                -3.46%              -10.46%           -24.66%               0.00%
as % of assets



The Company has historically relied upon retail deposit accounts in the form of savings accounts and certificates of deposit as its primary source of funds. Although management believes that these retail deposits may reduce the effects of interest rate fluctuations because these deposits generally represent a stable source of funds from within and around the surrounding communities, the Bank has supplemented these deposits with brokered certificates of deposit from out of area customers. The rapid growth in assets has necessitated a similar growth in liabilities, including local retail deposits, brokered deposits and FHLB borrowings. As of March 31, 1999 total deposits and borrowed funds were $20,358,000, consisting of retail deposits of $13,443,000, brokered deposits of $5,830,000, and FHLB borrowings of $1,085,000.

The Bank's Board of Directors has formulated an Asset Liability Management Policy designed to promote long-term profitability while managing interest-rate risk. The Company recognizes the inherent risk in its interest rate gap position, particularly in periods of fluctuating interest rates.

Liquidity and Capital Resources

The Bank's principal sources of funds are deposits, principal and interest payments on loans, and investment securities. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition. Additional sources of funds may be obtained from the Federal Home Loan Bank of New York by utilizing numerous available products to meet funding needs. The Bank has a credit line with the Federal Home Loan Bank of New York in the amount of $1,681,100, which expires on September 11, 1999. It is management's intention to renew the credit line prior to its expiration. The Bank also has available collateralized borrowing capacity at the FHLB of approximately $5 million. At March 31, 1999, the Bank had borrowings outstanding to the FHLB of $1,084,587. The wholesale funding sources may allow the Bank to obtain a lower cost of funding and create a more efficient liability match to the respective assets being funded.

The Bank is required to maintain minimum levels of liquid assets as defined by regulations. The required percentage is currently 4.0% of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The Bank has maintained its liquidity ratio at levels exceeding the minimum requirement. The eligible liquidity ratios at March 31, 1999 and March 31, 1998 were 12.95% and 18.06%, respectively.

The Bank's most liquid assets are cash and cash equivalents. For these purposes, all short-term investments with a maturity of three months or less at date of purchase are considered cash equivalents. Cash and cash equivalents for the periods ended March 31, 1999 and March 31, 1998 were $295,827 and $1,530,236 respectively. The decrease was primarily due to the Bank investing excess cash in loans and investments.

At March 31, 1999 the Bank had outstanding loan commitments and loans awaiting disbursement of $794,000. It is anticipated that sufficient funds will be available to meet loan commitments including loan applications received and in process.

Certificates of deposit, which are scheduled to mature in one year or less at March 31, 1999, were $9.42 million. Management believes that a significant portion of such deposits will remain with the Bank.

At March 31, 1999, the Company had tangible capital of $2,030,381, or 9.0% of total assets, which is approximately $1,693,641 above the minimum requirement of 1.5% of adjusted total assets in effect on that date. The Company had core capital of $2,030,381, or 9.0% of total adjusted assets, which is approximately $1,132,406 above the minimum leverage ratio of 4.0% in effect on that date. The Company had total risk based capital of $2,221,400 which is approximately $981,100 above the 8.0% requirement in effect on that date.

Impact of Inflation and Changing Prices

The Consolidated Financial Statements and Notes thereto, presented herein, have been prepared in accordance with generally accepted accounting principles, which generally requires the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Year 2000

Like most financial institutions, the Bank relies upon computers for the daily conduct of business and for data processing. There is concern that on January 1, 2000 computers will be unable to recognize the new year and therefore may malfunction. The Bank has conducted a review of its computer systems in order to determine which systems could be affected by the "Year 2000" issue, and developed an implementation plan to resolve any identified problem. The testing phase of the implementation plan is currently under way. Management believes that with modifications to existing software and by converting to new hardware, the "Year 2000" problem will not pose significant operational problems for the Bank. Given the Bank's interdependence on a third-party service provider, the internal costs related to the Bank's Year 2000 efforts have consisted primarily of accelerating various hardware and software upgrades which generally would have been incurred in the normal course of business, and testing various information systems. The upgrades for hardware and software were substantially in place as of March 31, 1999. Management believes that the internal costs necessary to address the "Year 2000" issue have been identified and these costs have been estimated to be approximately $20,000. Approximately 75% of the costs have been expensed to date.

The Bank contracts with a data processing service bureau, Connecticut On Line Computer Center to provide all direct processing of the Bank's loan and deposit transactions, together with calculations of interest income and expense thereon. The service bureau asserts that it has substantially completed assessment and testing and implementation procedures and that it will achieve year 2000 readiness in the near future. The Bank is participating in the testing and implementation processes with its service provider.

The Bank has adopted and is testing various contingency plans to address policies and procedures in the event of data processing, electrical power supply and/or phone service failures associated with the year 2000.

As of June 1, 1999 the Company believes that the progress it has made to date, along with the testing ongoing in 1999, will result in the Company's being well prepared to meet the year 2000 issue. Management cannot guarantee that any third-party service provider will be Year 2000 ready other than through assurances provided from the third party service provider to the Company. All third party providers have been contacted and the Company has received such assurances.

                           HARVAZINSKI & MONTANYE, LLP
                          Certified Public Accountants
                                Albany, New York




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Landmark Financial Corp. and Subsidiary

         We have audited the accompanying consolidated statements of financial condition of Landmark Financial Corp. (the Company) and subsidiary as of March 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Landmark Financial Corp. and subsidiary as of March 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                              /s/ HARVAZINSKI & MONTANYE, LLP


Albany, New York
May 13, 1999



                                          LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
----------------------------------------------------------------------------------------------



                                                                           March 31,
                                                                      1999           1998
                                                                 ------------    ------------

ASSETS

Cash (including interest bearing deposits
$10,600, 1999; $1,490,000, 1998)                                 $    295,827    $  1,530,236
Mortgage-backed securities, held-to-maturity (fair value
approximates $38,336; 1999; $71,649, 1998)                             38,468          74,080
Investment securities, available-for-sale                           1,900,992       1,103,916
Loans receivable, net of allowance for loan losses of $191,019
in 1999 and $122,000 in 1998                                       19,189,257      13,640,142
Investments required by law - stock in Federal Home Loan
Bank of New York, at cost                                             100,900          87,400
Accrued interest receivable                                           107,805          86,143
Premises and equipment, net of accumulated depreciation               583,401         197,234
Foreclosed real estate                                                118,815            --
Deferred tax asset                                                     39,597           7,100
Other assets                                                           78,261          84,787
                                                                 ------------    ------------

Total Assets                                                     $ 22,453,323    $ 16,811,038
                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable                                                 $      1,853    $      3,851
Deposits, non-interest bearing                                        302,641         225,564
Deposits, interest bearing                                         18,971,236      14,403,292
Advance payments by borrowers for property taxes and
insurance                                                             108,174          97,453
Advances from the Federal Home Loan Bank of New York
Short-term                                                            250,000            --
Long-term                                                             834,586            --
Other liabilities                                                      56,899          21,523
                                                                   ----------      ----------
Total liabilities                                                  20,525,389      14,751,683
                                                                   ----------      ----------


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY
Preferred stock of $.10 par value; 100,000 shares authorized,
none issued                                                              --              --
Common stock of $.10 par value; 400,000 shares authorized;
152,000 shares issued and outstanding in 1999 and 1998                 15,200          15,200
Additional paid-in capital                                          1,192,833       1,192,833
Retained earnings, substantially restricted                           867,348         963,752
Accumulated other comprehensive income (loss)                          (5,403)          5,036
Unearned stock based compensation                                     (32,604)           --
Unearned ESOP shares                                                 (109,440)       (117,466)
                                                                   ----------      ----------
                                                                    1,927,934       2,059,355
                                                                   ----------      ----------

Total Liabilities and Stockholders' Equity                       $ 22,453,323    $ 16,811,038
                                                                 ============    ============

----------------------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.




                                          LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------

                                                                    Years Ended
                                                                      March 31,
                                                              1999           1998
                                                          -----------    -----------
INTEREST INCOME
Loans receivable
First mortgage loans                                      $   742,642    $   742,948
Other loans                                                   700,384        431,341
Investment securities and interest bearing deposits           153,322        118,617
                                                            ---------      ---------
Total interest income                                       1,596,348      1,292,906
                                                            ---------      ---------

INTEREST EXPENSE
Deposits                                                      892,587        725,988
Short-term advances, Federal Home Loan Bank of New York           242           --
Long-term advances, Federal Home Loan Bank of New York         19,330           --
                                                            ---------      ---------
                                                              912,159        725,988
                                                            ---------      ---------

Net interest income                                           684,189        566,918

PROVISION FOR LOAN LOSSES                                     121,000         12,000
                                                            ---------      ---------

Net interest income after provision for loan losses           563,189        554,918
                                                            ---------      ---------

NONINTEREST INCOME

Loan fees and service charges                                  34,280         28,559
Trading account gain on FREDDIE MAC stock                        --           12,411
Other noninterest income                                       10,232         26,796
                                                            ---------      ---------
Total noninterest income                                       44,512         67,766
                                                            ---------      ---------

NONINTEREST EXPENSE
General and administrative expenses
Compensation, payroll taxes and fringe benefits               327,751        303,150
Advertising and business promotion                              7,785          9,156
Building occupancy and equipment expenses,
including depreciation                                         45,228         37,695
Federal insurance premiums                                     14,758          8,121
Data processing expenses                                       45,609         36,804
General office and supply expense                              50,701         21,080
Professional and regulatory fees                               86,518         76,837
Other operating expenses                                      152,360        117,129
                                                            ---------      ---------
Total noninterest expense                                     730,710        609,972
                                                            ---------      ---------

Income (loss) before income taxes                            (123,009)        12,712

PROVISION FOR INCOME TAX BENEFIT (EXPENSE)                     26,605         (5,245)
                                                            ---------      ---------

Net income (loss)                                         $   (96,404)   $     7,467
                                                          ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE
Basic                                                     $      (.69)   $       .05
                                                          ===========    ===========

Diluted                                                   $      (.69)   $       .05
                                                          ===========    ===========

-----------------------------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                                              LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                                                    CONSOLIDATED STATEMENTS OF CHANGES IN
                                                            STOCKHOLDERS' EQUITY
                                                     Years Ended March 31, 1999 and 1998




                                                                                   Accumulated      Unearned
                                                         Additional                   Other          Stock     Unearned   Total
                                    Common Stock           paid-in    Retained    Comprehensive      Based       ESOP  Stockholders'
                                Shares        Amounts      Capital    Earnings    Income (loss)  Compensation   Shares     Equity
                                ------        -------      -------    --------    -------------  ------------   ------     ------
BALANCES AT
   March 31, 1997                   --        $ --       $     --    $ 956,285     $  (1,379)    $       --    $   --     $  954,906

Comprehensive Income (loss)
Net income (loss)                   --          --             --        7,467            --             --        --          7,467
Change in unrealized
gain (loss) on
securities available
for-sale, net of tax
effects                             --          --             --          --          6,415             --        --          6,415
                                                                                                                               -----

Total comprehensive
income (loss)                                                                                                                 13,882
                                                                                                                              ------
Sale of common stock,
net of issuance costs           152,000      15,200     1,192,833          --            --              --         --     1,208,033

Unearned ESOP shares                 --          --            --          --            --              --    (121,600)   (121,600)

ESOP shares earned                   --          --                        --            --              --       4,134        4,134
                             -------------------------------------------------------------------------------------------------------

BALANCES AT
  March 31, 1998                152,000      15,200     1,192,833      963,752         5,036             --     (117,466)  2,059,355

Comprehensive Income (loss)
Net income (loss)                    --          --            --     (96,404)           --              --           --    (96,404)
Change in unrealized
   gain (loss) on
   securities available
   for sale, net of tax
   effects                          --           --          --            --       (10,439)             --            --   (10,439)
                                                                                                                            --------

Total comprehensive
income (loss)                                                                                                              (106,843)
                                                                                                                            --------

Unearned stock
 based compensation                  --          --          --            --            --         (32,604)           --   (32,604)

ESOP shares earned                   --          --          --            --            --              --         8,026      8,026
                             -------------------------------------------------------------------------------------------------------



BALANCES AT
  March 31, 1999                152,000     $ 15,200  $1,192,833      $867,348    $(5,403)        $(32,604)    $(109,440) $1,927,934
                                ====================================================================================================


------------------------------------------------------------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                                          LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------


                                                                                                 Years Ended
                                                                                                   March 31,
                                                                                            1999            1998
                                                                                        -----------     -----------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES
     Net income (loss)                                                                  $   (96,404)    $     7,467
     Adjustments to reconcile net income to net cash provided by (used in)
      operating activities
         Depreciation                                                                        32,189          18,456
         Amortization (accretion), net                                                        4,134           2,066
         Provision for loan losses                                                          121,000          12,000
         Deferred income taxes                                                              (32,497)           --
         Allocation of ESOP shares                                                            8,026           4,134
         Decrease (increase) in
              Accrued interest receivable                                                   (21,662)        (47,513)
              Trading account securities                                                       --            69,324
              Other assets                                                                    6,526         (44,478)
         Increase (decrease) in
              Accounts payable                                                               (1,998)         (4,069)
              Other liabilities                                                               2,772           3,126
                                                                                         ----------       ---------
                                                                                             22,086          20,513
                                                                                         ----------       ---------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES

     Net increase in loans receivable                                                    (5,788,930)     (4,259,930)
     Proceeds from maturities and calls of available-for-sale securities                    600,000            --
     Purchases of available-for-sale securities                                          (1,505,434)       (701,774)
     Proceeds from principal repayments of mortgage-backed securities                       129,397          47,483
     Purchase of premises and equipment                                                    (418,356)        (60,311)
     Purchase of investments required by law, FHLB stock                                    (13,500)        (28,900)
     Proceeds from maturity of held-to-maturity securities                                     --           200,000
     Proceeds from sale of held-to-maturity securities                                         --           135,533
                                                                                         ----------       ---------
                                                                                         (6,996,823)     (4,667,899)
                                                                                         ----------       ---------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES
     Net increase in deposits                                                             4,645,021       4,391,555
     Proceeds from issuance of common stock, net of issuance costs                             --         1,086,433
     Net increase (decrease) in short-term advances, FHLB                                   250,000            --
     Proceeds from long-term advances, FHLB                                                 850,000            --
     Payments on long-term advances, FHLB                                                   (15,414)           --
     Increase (decrease) in advances from borrowing taxes and insurance                      10,721          (9,824)
                                                                                         ----------       ---------
                                                                                          5,740,328       5,468,164
                                                                                         ----------       ---------
              Net increase (decrease) in cash                                            (1,234,409)        820,778

CASH, beginning of year                                                                   1,530,236         709,458
                                                                                         ----------       ---------

CASH, end of year                                                                       $   295,827     $ 1,530,236
                                                                                         ==========       =========
SUPPLEMENTAL DISCLOSURES:
     Cash paid for:
         Income taxes                                                                   $       125     $    17,350
                                                                                         ==========       =========
         Interest on deposits and borrowings                                            $   912,159     $   725,988
                                                                                         ==========       =========
     Increase (decrease) on unrealized gain
         on securities available-for-sale                                               $   (10,439)    $     6,415
                                                                                         ==========       =========
     Transfer of loans receivable to foreclosed real estate                             $   118,815     $      --
                                                                                         ==========       =========

------------------------------------------------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1999 and 1998




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1. Organization

     On November 13, 1997, Landmark Community Bank (the Bank) converted from a federally chartered mutual savings bank to a federally chartered stock savings bank, at which time all of the capital stock of the converted bank was acquired by Landmark Financial Corp. (the Company), a Delaware Corporation. The Company was organized to acquire all of the stock issued by the Bank upon consummation of the stock conversion. Prior to November 13, 1997, the Company had no assets or liabilities and had not engaged in any business other than as necessary to complete its organization and the conversion. On November 13, 1997, in connection with the stock conversion, the Company issued and sold 152,000 shares of its common stock, par value, $0.10 per share, in a subscription and community offering to the Company's Employee Stock Ownership Plan (ESOP), the Bank's members and the general public. Total net proceeds of the subscription and community offering, after conversion expenses of approximately $311,967, were approximately $1,208,033. The transaction was accounted for in a manner similar to a pooling-of-interests method. Accordingly, the accounting basis for assets, liabilities and equity accounts remained the same as prior to the conversion.

     The only business of the Company is the ownership of the Bank. The Bank provides a variety of financial services to the greater Canajoharie, New York area. The Bank's primary sources of revenue are single-family residential mortgages and consumer loans.

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

     2.  Basis of Consolidation

     The consolidated financial statements include the accounts of the Landmark Financial Corp. (the Company) and its wholly-owned subsidiary Landmark Community Bank (the Bank). All material intercompany balances have been eliminated in consolidation.

     3.  Cash and Time Deposits

     Cash is defined to include all checking and demand deposits, as well as certificates of deposit with an original maturity when purchased of three months or less. Time deposits include certificates of deposit with an original maturity in excess of three months.

     The Company maintains cash and time deposits at one financial institution, totaling $273,023 at March 31, 1999. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000.

     4.  Investment Securities

     Trading Securities: Securities that are held for short-term resale are classified as trading account securities and recorded at their fair values. Realized and unrealized gains and losses on trading account securities are included in noninterest income.

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1999 and 1998




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     4.  Investment Securities - continued

     Securities Held-to-Maturity: Government and Federal agency securities that management has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts that are recognized in interest income using the interest method over the period to maturity. Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated  and  serviced  by  issuers of the  securities.  Mortgage-backed securities are carried at unpaid principal balances, adjusted for unamortized premiums and unearned discounts. Premiums and discounts are amortized using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments.
     .
     Securities Available-for-Sale: Available-for-sale securities consist of investment securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of stockholders' equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. The amortization of premiums and the accretion of discounts are recognized in interest income using the interest method over the period of maturity.

     Declines   in  the  fair   value   of   individual   held-to-maturity   and
     available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. The Company recognized no write downs in 1999 or 1998.

     5.  Loans Receivable

     Loans are stated at unpaid principal balances, less the allowance for loan losses.

     On April 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 114, Accounting for Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. The Statements provide guidance in defining and measuring loan impairment. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts of principal and interest under the original terms of the agreement. Accordingly, the Company measures all nonaccrual and restricted commercial real estate and commercial loans (if any) individually, based on the present value of expected future cash flows, discounted at the loans effective interest rate or, at the loan's observable market price or the fair value of collateral. The statements do not apply to large groups of small balance, homogeneous loans such as residential real estate, installment and consumer loans, that are collectively evaluated for impairment. The adoption of SFAS No. 114 and No.118 resulted in no prospective adjustment to the allowance for loan losses.

     SFAS No. 91, Accounting for Non-refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, states that loan fees and certain direct loan origination costs are normally deferred and the net fee or cost is recognized as an adjustment to interest income using the interest method, over the contractual life of the loans, adjusted for estimated prepayments based on the Company's historical prepayment experience. Commitment fees and costs relating to commitments whose likelihood of exercise is remote should be recognized
--------------------------------------------------------------------------------

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1999 and 1998




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     5.  Loans Receivable - continued


     over the commitment period on a straight-line basis. If the commitment is subsequently exercised during the commitment period, the remaining unamortized commitment fee at the time of exercise should be recognized over the life of the loan as an adjustment of yield. Loan fees and certain direct loan origination costs are not deferred at the Company, however, due to immateriality. These fees are recognized in the period collected. The Company does not charge commitment fees.


     Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other impaired loans is recognized only to the extent of interest payments received.

     The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries.

     6.  Premises and Equipment

     Premises and equipment are reported at cost, less accumulated depreciation. Expenditures for acquisitions, renewals, and betterments are capitalized, whereas maintenance and repair costs are expensed as incurred. When equipment is retired or otherwise disposed of, the appropriate accounts are relieved of costs and accumulated depreciation and any resultant gain or loss is credited or charged to income.

     Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives on a straight-line basis. The estimated lives used in determining depreciation vary from five (5) to thirty-nine (39) years.

     7.  Foreclosed Real Estate

     Foreclosed real estate includes both formally foreclosed property and in-substance foreclosed property. In-substance foreclosed properties are those properties for which the institution has taken physical possession, regardless of whether formal foreclosure proceedings have taken place.

     At the time of foreclosure, foreclosed real estate is recorded at the lower of the carrying amount or fair value less cost to sell, which becomes the property's new basis. Any write-downs based on the asset's fair value at date of acquisition are charged to the allowance for loan losses. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell. Costs incurred in maintaining foreclosed real estate and subsequent adjustments to the carrying amount of the property are included in income (loss) on foreclosed real estate.

--------------------------------------------------------------------------------

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1999 and 1998




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     8. Income Taxes

     Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of investments, allowance for loan losses, and the use of the modified cash basis for income tax reporting purposes. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company and its subsidiary file consolidated federal and separate state income tax returns. Income taxes are allocated to the Company and its Subsidiary as though separate federal tax returns are being filed.

     9.   Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Material estimates that are particularly susceptible to significant change relate to the determination of the estimated losses on loans and foreclosed real estate, if any. Management obtains independent appraisals for significant properties.

     While management uses available information to recognize losses on loans and foreclosed real estate, further reductions in the carrying amounts of loans and foreclosed assets may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans and foreclosed real estate. Such agencies may require the Company to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans and foreclosed real estate may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

     10.  Fair Value of Financial Instruments

     Effective April 1, 1995 the Company implemented Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, which requires disclosure of fair market value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its

--------------------------------------------------------------------------------

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1999 and 1998




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     10.  Fair Value of Financial Instruments - continued

     disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.


     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

         Cash  and  cash  equivalents:  The  carrying  amounts  reported  in the
         statement  of  financial   condition  for  cash  and  cash  equivalents
         approximate those assets' fair values.

         Time deposits: Fair values for time deposits are estimated using a discounted cash flow analysis that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits.

         Investment securities including trading account securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

         Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans (for example, fixed rate real estate) are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable. The carrying amount of accrued interest receivable approximates its fair value.

         Deposits: The fair values disclosed for demand deposits (for example, interest-bearing passbook accounts) are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits.

         Advance payments by borrowers for taxes and insurance (escrows): The carrying amount of escrow accounts approximate fair value.

         Advances from the Federal Home Loan Bank: The fair value of these advances is estimated by discounting the future cash flows of these advances using the current rates at which similar term advances could be obtained.

          Accrued interest: The carrying amounts of accrued interest approximate the fair values.

         Loan commitments: Fees charged for commitments to extend credit are not significant and are offset by associated credit risk with respect to certain amounts expected to be funded. Accordingly, the fair value of the financial instruments is immaterial.

--------------------------------------------------------------------------------

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1999 and 1998




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     11.  Statements of Cash Flows

     The Company considers all cash and amounts due from depository institutions and interest-bearing deposits in other banks to be cash equivalents for purposes of the statements of cash flows.

     12.  Interest Rate Risk

     The Bank is engaged principally in providing first mortgage loans (both adjustable rate and fixed rate mortgage loans) and consumer loans to individuals (See Note C for the composition of the loan portfolio at March 31, 1999 and 1998). Mortgage and consumer loans and investment securities are funded primarily with short-term liabilities which have interest rates that vary with market rates over time. Net interest income and the market value of net interest-earning assets will fluctuate based on changes in interest rates and changes in the levels of interest-sensitive assets and liabilities. The actual duration of interest-earning assets and interest-bearing liabilities may differ significantly from the stated duration as a result of prepayment, early withdrawals, and similar factors.

     13.  Employee Stock Ownership Plan

     The cost of common shares issued to the ESOP but not yet allocated to participants is presented in the consolidated balance sheet as a reduction of stockholders' equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to paid-in capital.

     Shares are considered outstanding for earnings per share calculations as they are committed to be released; unallocated shares are not considered outstanding.

     14.  Earnings Per Common Share

     Earnings per common share is computed under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Amounts reported as earnings per Common Share for the year ended March 31, 1999 reflect earnings available to the common stockholders for the year, divided by the weighted average number of common shares outstanding during the year. The 1998 Earnings per Common Share amounts reflect the earnings available to common stockholders from the conversion date through March 31, 1998 divided by the weighted average number of common shares outstanding in that period. Earnings for the period from April 1, 1997 through the conversion date were approximately breakeven.

     15.  Comprehensive Income

     The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income represents the sum of net income and items of "other comprehensive income," which are reported directly in stockholders' equity, net of tax, such as the change in the net unrealized gain or loss on securities available for sale. While SFAS No. 130 does not require a specific reporting format, it does require that an enterprise display an amount representing total comprehensive income for each period for which an income statement is

--------------------------------------------------------------------------------

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1999 and 1998




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     15.  Comprehensive Income - continued

     presented. In accordance with SFAS No. 130, the Company has reported comprehensive income and its components for 1999 and 1998, in the consolidated statements of changes in stockholders' equity. Accumulated other comprehensive income, which is included in stockholders' equity, net of tax, represents the net unrealized gain or loss on securities available for sale.

     16.  Stock Compensation Plans

      Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

     17.  Reclassification

          Certain 1998 accounts have been reclassified to conform with the 1999 presentation.















--------------------------------------------------------------------------------

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1999 and 1998




NOTE B - INVESTMENT AND MORTGAGED-BACKED SECURITIES

     Investment and mortgage-backed securities have been classified according to management's intent. The amortized cost of securities and their approximate fair values are as follows:

     Securities available-for-sale
     -----------------------------

                                     March 31, 1999                                    March 31, 1998
                      ------------------------------------------        ------------------------------------------
                                         Gross      Gross                                  Gross      Gross
                           Amortized Unrealized  Unrealized   Fair            Amortized Unrealized Unrealized   Fair
                             Cost       Gains      Losses     Value             Cost       Gains     Losses     Value
                             ----       -----      ------     -----             ----       -----     ------     -----

         U.S.
         government
         and federal
         agencies         $  1,399,476  $ 2,137  $     --  $1,401,613         $1,098,88 $  5,036   $     --   $ 1,103,916


         Mortgage-
         backed
         securities           506,919      --      (7,540)    499,379               --        --         --            --
                            ---------    ----     --------   --------           ------      ----       ----         -----

                           $1,906,395  $2,137    $  (7,540) $1,900,992      $1,098,880   $ 5,036  $     --     $1,103,916
                           ==========  ======     ========= ==========       =========    ======  ========     ==========



     Securities held-to-maturity
     ---------------------------

                                     March 31, 1999                                     March 31, 1998
                      ------------------------------------------       --------------------------------------------
                                        Gross       Gross                                  Gross      Gross
                           Amortized Unrealized  Unrealized   Fair            Amortized Unrealized Unrealized   Fair
                             Cost       Gains      Losses     Value             Cost       Gains     Losses     Value
                             ----       -----      ------     -----             ----       -----     ------     -----

         Mortgage-
         backed
         securities       $  38,468  $  --      $  (132)    $        38,336   $  74,080   $  --  $  (2,431) $71,649
                          =========  =====      =======     ===============   =========   =====  =========  =======

     The following is a summary of maturities of securities held-to-maturity and available-for-sale as of March 31, 1999:


                                                  Securities held-to-maturity       Securities available-for-sale
                                                  ---------------------------       -----------------------------
         Amounts maturing in:                     Amortized                         Amortized
                                                    Cost           Fair Value         Cost             Fair Value
                                                    ----           ----------         ----             ----------

         One year or less                      $       --          $      --       $ 199,854           $   201,105
         After one year through five years             --                 --         450,047               455,438
         After five years through ten years            --                 --         749,576               745,070
         After ten years                           38,468             38,336         506,918               499,379
                                               -----------      ------------       ---------           -----------
                                               $    38,468        $   38,336       $1,906,395           $1,900,992
                                              ============      ============       ==========           ==========


------------------------------------------------------------------------------------------------------------------------------------

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1999 and 1998




NOTE B - INVESTMENT AND MORTGAGED-BACKED SECURITIES - Continued

     The amortized cost and fair value of mortgage-backed securities are presented in the held-to-maturity category by contractual maturity in the preceding table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

     For the years ended March 31, 1999 and 1998 proceeds from the sale of securities held-to-maturity amounted to $-0- and $135,533, respectively. Gross realized gain (loss) amounted to $-0- for each year. There were no sales of securities available-for-sale during the years ended March 31, 1999 and 1998.


NOTE C - LOANS RECEIVABLE, NET

     The Company's loans receivable are summarized as follows:

                                                                             March 31,
                                                                    1999                  1998
                                                                    ----                  ----

Conventional first mortgages on real estate (1-4 family)        $  9,481,327         $  8,140,758
Property improvement loans                                           112,782               15,566
Home equity loans                                                    911,501              546,157
Construction loans                                                   219,992                 --
Loans to depositors, secured by savings                               74,098              101,744
Consumer loans                                                     6,242,686            3,818,123
Commercial                                                         2,337,890            1,139,794
                                                              --------------         ------------
                                                                $ 19,380,276         $ 13,762,142

Allowance for loan losses                                           (191,019)            (122,000)
         Loans in process                                                 --                   --
                                                              --------------         ------------
           Total loans receivable, net                       $    19,189,257         $ 13,640,142
                                                              ==============         ============




     An analysis of the allowance for loan losses is as follows:
                                                                             March 31,
                                                                    1999                  1998
                                                                    ----                  ----

Balance, beginning of year                                        $ 122,000             $110,000
Loans charged off                                                   (51,981)                  --
Recoveries                                                               --                   --
Provision for losses                                                121,000               12,000
                                                              -------------         ------------
Balance, end of year                                              $ 191,019             $122,000
                                                                ===========             ========


At March 31, 1999 and 1998, the total recorded investment in impaired loans, all of which had allowances determined in accordance with SFAS No. 114 and No. 118 amounted to approximately $59,000 and $28,000, respectively. The average recorded investment in impaired loans amounted to approximately $34,000 and $28,000 for the years ended March 31, 1999 and 1998, respectively. The allowance for loan losses related to impaired loans amounted to $-0- at March 31, 1999 and 1998, respectively. Interest income on impaired loans of $2,050 and $-0- was recognized for cash payments received in 1999 and 1998, respectively.
--------------------------------------------------------------------------------

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1999 and 1998




NOTE C - LOANS RECEIVABLE, NET - Continued

     The Company has no commitments to loan additional funds to the borrowers whose loans have been modified.

     In the ordinary course of business, the Company has and expects to continue to have transactions, including borrowings, with its employees, officers, directors, and their affiliates. In the opinion of management, such transactions were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectibility or present any other unfavorable features to the Company. Loans to such borrowers are summarized as follows:

         Balance, beginning of year                              $      152,795
         Additions                                                      504,613
         Payments                                                      (194,557)
         Change in status                                                (2,816)
                                                                 --------------

         Balance, end of year                                    $      460,035
                                                                 ==============

     Loans with carrying amounts of $118,815 and $-0- were transferred to foreclosed real estate in 1999 and 1998, respectively.



NOTE D - STOCK IN FEDERAL HOME LOAN BANK OF NEW YORK

     The Company has its savings shares insured by the Federal Savings and Loan Insurance Corporation. The Federal Home Loan Bank requires all participating savings and loan associations to purchase Federal Home Loan Bank stock in an amount equal to one percent (1%) of outstanding first mortgage loans.


NOTE E - ACCRUED INTEREST RECEIVABLE

     Accrued interest receivable is summarized as follows:
                                           March 31,
                                      1999          1998
                                      ----          ----

Loans                             $ 87,836        $74,919
Mortgage-backed securities           3,173            507
Investments and other               16,796         10,717
                                  --------        -------

                                  $107,805        $86,143
                                  ========        =======



--------------------------------------------------------------------------------

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1999 and 1998




NOTE F - PREMISES AND EQUIPMENT

     A summary of the Company's premises and equipment is as follows:

                                                   March 31,
                                              1999             1998
                                              ----             ----

Land and building                           $307,917        $ 58,405
Improvements                                 130,294         128,721
Equipment                                    285,666         118,628
                                             -------         -------
                                             723,877         305,754
Less accumulated depreciation                140,476         108,520
                                             -------         -------

                                            $583,401        $197,234
                                            ========        ========

Depreciation expense for 1999 and 1998 was $32,189 and $18,456, respectively.


NOTE G - FORECLOSED REAL ESTATE

     At March 31, 1999 and 1998, the Company had foreclosed real estate expected to be disposed of in the near term of $118,815 and $-0-, respectively. In 1999 and 1998, foreclosure losses in the amount of $30,000 and $-0-, respectively, were charged off to the allowance for loan losses.


NOTE H - DEPOSITS

     Deposit account balances at March 31, 1999 and 1998, are summarized as follows:

                                                                           March 31,
                                                            1999                                1998
                                              ------------------------------      -------------------------------
                                                  Amount                 %           Amount                 %
                                                  ------                ---          ------                ---
Balance by interest rate:
Interest-bearing checking accounts            $   492,011               2.55%     $   233,742               1.60%
Non-interest bearing checking accounts            302,641               1.57%         225,564               1.54%
Passbook accounts                               3,395,145              17.62%       3,583,967              24.50%
Certificates of deposit                        15,084,080              78.26%      10,585,583              72.36%
                                               ----------              -----       ----------              -----

                                              $19,273,877             100.00%     $14,628,856             100.00%
                                               ==========             ======      ===========             ======

The aggregate amount of short-term jumbo certificates of deposit with a minimum denomination of $100,000 was approximately $1,362,000 and $725,000 at March 31, 1999 and 1998, respectively. Deposit amounts in excess of $100,000 are not Federally insured.



--------------------------------------------------------------------------------

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1999 and 1998




NOTE H - DEPOSITS - Continued

     At March 31, 1999 scheduled maturities of certificates of deposit are as follows:

                      March 31,    2000           $      9,423,377
                                   2001                  4,154,361
                                   2002                  1,227,947
                                   2003                     67,164
                                   2004                     75,043
                                   Thereafter              136,188
                                                   ---------------

                                                  $     15,084,080
                                                  ================

Interest expense for 1999 and 1998 was $7,352 and $2,782, respectively for interest-bearing checking accounts, $101,707 and $117,855, respectively for passbook accounts, and $783,528 and $605,351, respectively for certificates of deposit.


NOTE I - ADVANCES FROM THE FEDERAL HOME LOAN BANK

     Short-term Advances

          The Bank has short-term advances outstanding from the Federal Home Loan Bank as of March 31, 1999 and 1998 of $250,000 and $-0-, respectively. The advance is due on June 21, 1999 and bears interest at a rate of 4.98%.

     Long-term Advances

          The Bank has long-term advances outstanding from the Federal Home Loan Bank as of March 31, 1999 and 1998 of $834,586 and $-0-, respectively. The advances bear interest ranging from 5.08% to 5.22% and have due dates ranging from December 12, 2000 to October 29, 2008. The long-term advances at March 31, 1999 are repayable as follows:



         Years ending March 31, 2000           $        131,069
                                2001                    388,028
                                2002                    134,839
                                2003                     23,265
                                2004                     24,509
                                2005 - 2008             132,876
                                                ---------------

                                               $        834,586
                                               ================

     The advances are collateralized by qualifying one to four family first mortgage loans (see note C).


NOTE J - INCOME TAXES

     The Company files federal and state income tax returns on a calendar year basis. If certain conditions are met in determining taxable income, the Company is allowed a special bad debt



--------------------------------------------------------------------------------

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1999 and 1998




NOTE J - INCOME TAXES - Continued

     deduction based on specified experience formulas. The Company used the experience formula in 1998 and anticipates using the same method in 1999.

     Income tax expense (benefit) is summarized as follows:


                                             Years Ended
                                               March 31,
                                            1999       1998
                                            ----       ----
Federal
     Current                            $ (2,206)   $ 6,000
     Deferred                            (18,960)      --
                                         -------     ------
                                         (21,166)     6,000
                                         -------     ------

State
     Current                            $  8,098    $  (755)
     Deferred                            (13,537)      --
                                         -------     ------
                                          (5,439)      (755)
                                         -------     ------

                                        $(26,605)   $ 5,245
                                         =======     ======


     Taxes paid during the years ended March 31, 1999 and 1998, were $125 and $17,350, respectively.

     The provision for income taxes (benefit) differs from that computed by applying federal statutory rates to income (loss) before income tax expense, as indicated in the following analysis:

                                                       Years Ended
                                                         March 31,
                                                      1999      1998
                                                      ----      ----

Expected tax provision (benefit) at 34%           $(41,823)   $2,500
State franchise tax, net of federal tax benefit      7,307      --
Other, net                                           7,911     2,745
                                                   -------    ------

                                                  $(26,605)   $5,245
                                                  ========    ======


     Effective tax rate (benefit) for 1999 and 1998 was 34%.

     Deferred tax liabilities have been provided for taxable temporary differences related to unrealized gains on trading account securities and accrued interest receivable. Deferred tax assets have been provided for deductible temporary differences related to the allowance for loan losses, interest





--------------------------------------------------------------------------------

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1999 and 1998




NOTE J - INCOME TAXES - Continued

     receivable, other liabilities and a net operating loss carryforward. The components of the net deferred tax asset is as follows:

                                                 March 31,
                                              1999        1998
                                              ----        ----

Deferred tax asset
    Net operating loss                     $ 25,067    $  8,000
    Allowance for loan losses                45,845      28,300
                                           --------    --------
                                             70,912      36,300
                                           --------    --------

Deferred tax liabilities
    Interest receivable                     (25,873)    (29,200)
    Other                                    (5,442)       --
                                           --------    --------

                                            (31,315)    (29,200)
                                           --------    --------

     Net deferred tax asset                $ 39,597    $  7,100
                                           ========    ========



     Included in retained earnings at March 31, 1999 and 1998 is approximately $141,000 in bad debt reserves for which no deferred federal income tax liability has been recorded. These amounts represent allocations of income to bad debt deductions for tax purposes only. Reduction of these reserves for purposes other than tax bad-debt losses or adjustment arising from carryback of net operating losses would create income for tax purposes, which would be subject to the then-current corporate income tax rate. The unrecorded deferred liability on these amounts was approximately $48,000 at March 31, 1999 and 1998, respectively.

NOTE K - REGULATORY MATTERS

     The Company and the Bank are subject to various regulatory capital requirements administered by its primary federal regulator, the Office of Thrift Supervision (OTS). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators, that if undertaken, could have a direct material affect on the Company and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines involving quantitative measures of the Company and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and the Bank's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators and components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined). Management believes, as of March 31, 1999, that the Company and the Bank meets all capital adequacy requirements to which they are subject.



--------------------------------------------------------------------------------

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1999 and 1998




NOTE K - REGULATORY MATTERS - Continued

     As of March  31,  1999,  the most  recent  notification  from the OTS,  the
     Company and the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Company will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Company and the Bank's prompt corrective action category.

                                                                                                 To Be Well Capitalized
                                                                         For Capital             Under Prompt Corrective
                                             Actual                  Adequacy Purposes              Action Provisions
                                         ----------------            ------------------          -----------------------
                                         Amount     Ratio            Amount       Ratio             Amount        Ratio
                                         ----------------            ------------------          -----------------------

As of March 31, 1999:
   Total Risk-Based Capital
     (to Risk-Weighted Assets)         $  2,221,400   14.3%      >=$1,240,300      >=8.0%     >=$1,550,400        >=10.0%
   Tier I Capital
     (to Risk-Weighted Assets)         $  2,030,381   13.1%      >=$  620,200      >=4.0%     >=$  930,300         >=6.0%
   Tier I Capital
     (to Adjusted Total Assets)        $  2,030,381    9.0%      >=$  906,800      >=4.0%     >=$1,133,500         >=5.0%
   Tangible Capital
     (to Adjusted Total Assets)        $  2,030,381    9.0%      >=$  453,400      >=2.0%     >=$  453,400         >=2.0%


                                                                                                 To Be Well Capitalized
                                                                         For Capital             Under Prompt Corrective
                                             Actual                  Adequacy Purposes              Action Provisions
                                         ----------------            ------------------          -----------------------
                                         Amount     Ratio            Amount       Ratio             Amount        Ratio
                                         ----------------            ------------------          -----------------------

As of March 31, 1998:
   Total Risk-Based Capital
     (to Risk-Weighted Assets)         $  2,286,685   23.6%      >=$ 776,300    >=8.0%           >=$  970,500     >=10.0%
   Tier I Capital
     (to Risk-Weighted Assets)         $  2,166,749   22.3%      >=$ 388,200    >=4.0%           >=$  582,300      >=6.0%
   Tier I Capital
     (to Adjusted Total Assets)        $  2,166,749   12.9%      >=$ 672,400    >=4.0%           >=$  840,600      >=5.0%
   Tangible Capital
     (to Adjusted Total Assets)        $  2,166,749   12.9%      >=$ 252,200    >=1.5%           >=$  252,200      >=1.5%


     On November 13, 1997, the date of the Bank's conversion to a stock institution, the Bank established a liquidation account totaling $956,000. The liquidation account is maintained for the benefit of eligible depositors who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The liquidation account balance is not available for payment of dividends.

--------------------------------------------------------------------------------

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1999 and 1998




NOTE K - REGULATORY MATTERS - Continued

     During August 1997, OTS conducted a routine safety and soundness on-sight examination of the Bank. During the course of its examination OTS examiners raised a number of concerns and noted certain deficiencies in the Bank's operations. As a result of the examination the Bank voluntarily agreed with OTS not to originate any new consumer or commercial loans and to limit one-to-four family residential loan originations to no more than $200,000 per month, until the Bank corrected the noted deficiencies. Effective February 10, 1998, OTS rescinded these lending restrictions.


NOTE L - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition.

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual notional amount of those instruments (see Note N). The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Company upon extension of credit, varies and is based on management's credit evaluation of the counterparty.

     The Company has not incurred any losses on its commitments in the years ended March 31, 1999 and 1998.


NOTE M - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTION

     In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying financial statements. In addition, the Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial position of the Company.

     The Company had outstanding commitments to originate loans as follows:

                              March 31, 1999                             March 31, 1998
                              --------------                             --------------
                   Fixed-Rate   Variable-Rate    Total     Fixed Rate    Variable-Rate    Total
                   ----------   -------------    -----     ----------    -------------    -----

First-mortgage     $  794,303    $       --    $ 794,303   $       --     $   --         $ --
                   ==========   ============   =========   ==========     ========       ======


--------------------------------------------------------------------------------

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1999 and 1998




NOTE M - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTION - Continued


     The interest rate on outstanding fixed-rate commitments at March 31, 1999, ranges between 7.7% and 9.7%.

     At March 31, 1999, the Company had an unused line of credit with the Federal Home Loan Bank as follows:

      Companion (DRA) Commitment                               $    840,550
      Overnight line of credit                                      840,550
                                                                  ---------
                                                               $  1,681,100
                                                                  =========

     The Company's line of credit with the Federal Home Loan Bank expires on September 11, 1999.

     Related Party Transaction

     Customers (borrowers) of the Bank have obtained title insurance from Landmark Title Company. The Company's Chairman of the Board is the sole owner of Landmark Title Company. During the years ended March 31, 1999 and 1998, Landmark Title Company received $15,162 and $17,079 respectively in title insurance premiums as a result of mortgage closings at the Bank.


NOTE N - FAIR VALUES OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company financial instruments are as follows:

                                                                      March 31,
                                                         1999                         1998
                                               ----------------------        ---------------------
                                               Carrying          Fair        Carrying        Fair
                                                 Amount          Value        Amount         Value

     Financial assets:


      Cash                                     $   295,827   $   295,827   $ 1,530,236   $ 1,530,236
      Mortgage-backed securities                    38,468        38,336        74,080        71,649
      Investment securities                      1,900,992     1,900,992     1,103,916     1,103,916
      Loans receivable, net                     19,189,257    19,284,000    13,640,142    13,974,000
      Accrued interest receivable                  107,805       107,805        86,143        86,143

Financial liabilities:
      Deposits                                  19,273,877    19,552,000    14,628,856    14,725,000
       Advance payments by
        borrowers for taxes
        and insurance                              108,174       108,174        97,453        97,453
       Advances from the
        Federal Home Loan Bank                   1,084,586     1,066,000          --            --


     The carrying amounts in the preceding table are included in the statement of financial condition under the applicable captions. The contract or notional amounts of the Company's financial instruments with off-balance-sheet risk are disclosed in Notes L and M and their carrying values

--------------------------------------------------------------------------------

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1999 and 1998




NOTE N - FAIR VALUES OF FINANCIAL INSTRUMENTS - Continued


     represent fair value.. No derivatives were held by the Company for trading purposes. It is not practicable to estimate the fair value of Federal Home Loan Bank (FHLB) stock because it is not marketable. The carrying amount of that investment is reported in the statements of financial condition.



NOTE O - CONCENTRATION OF CREDIT

     The majority of the Company's loans have been granted to customers in the Company's market area, which is primarily Canajoharie, New York. Canajoharie is a largely rural area and relies heavily on the agricultural industry and a certain manufacturer. The concentrations of credit by type of loan are set forth in the note on loans receivable (see Note C). The Company, as a matter of policy, does not extend credit to any borrowers in excess of its legal lending limit.


NOTE P- EMPLOYEE STOCK OWNERSHIP PLAN

     Qualified employees of the Company and Bank participate in an Employee Stock Ownership Plan (the ESOP). In connection with the conversion described in Note A1, the ESOP has borrowed from the Company, the proceeds of which were used to acquire 12,160 shares of the Company's common stock. The outstanding loan balance at March 31, 1999 and 1998 was $109,440 and $117,466, respectively. Interest charged on the loan is at the Bank's prime lending rate (7.75% at March 31, 1999). Contributions from the Bank are used by the ESOP to make payments of principal and interest on the loan. Under the terms of the ESOP, contributions are allocated to participants using a formula based upon compensation. Employees of the Company are eligible to participate in the ESOP after one year of service and attainment of twenty-one (21) years of age providing they worked at least 1,000 hours during the prior twelve (12) month period. Participants are fully vested after five years. Because the Company has provided the ESOP's borrowing, the unearned compensation is presented as a reduction of stockholders' equity in the accompanying consolidated balance sheets. On March 31, 1999 and 1998, 808 shares and 205 shares, respectively, were allocated to participants. ESOP contributions to the Bank, representing the fair value of allocated shares, charged to compensation and benefits expense in 1999 and 1998 were approximately $8,026 and $4,134, respectively. The fair value of the remaining unallocated shares at March 31, 1999 aggregated approximately $84,000.

     Dividends, if any, will be allocated among the participant's accounts and the unallocated shares in accordance with their holdings of the stock on which the dividends were paid. If dividends are used to repay the ESOP borrowings then stock with a fair market value equal to the dividends will be allocated to the Participant's Accounts in lieu of the dividends.


NOTE Q - EMPLOYEE BENEFIT PLAN

     The Bank has a 401(k) Plan whereby substantially all employees participate in the Plan. Employees may contribute up to 15 percent of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to 100 percent of the first 3 percent of an employee's compensation contributed to the Plan. Matching contributions vest to the employee

--------------------------------------------------------------------------------

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1999 and 1998




NOTE Q - EMPLOYEE BENEFIT PLAN - Continued

     equally over a five-year period. For the years ended March 31, 1999 and 1998, expense attributable to the Plan amounted to $5,011 and $2,751, respectively.


NOTE R - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1998, the FASB issued Statement No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB
     Statements No. 87, 88 and 106 ("SFAS 132"). The statement revises employers' disclosures about pensions and other postretirement benefits. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when FASB Statements No. 87, No. 88 and No. 106 were issued. The Statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. This Statement is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 132 did not have a material effect on the Company's consolidated financial statements.

     In June,  1998,  the FASB issued SFAS No. 133  "Accounting  for  Derivative
     Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a foreign currency hedge. Entities may reclassify securities from the held-to-maturity category to the available-for-sale category at the time adopting SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and, accordingly, would apply to the Company beginning on April 1, 2000. The Company plans to adopt the standard at that time and does not presently intend to reclassify securities between categories. The Company has not engaged in derivatives and hedging activities covered by the new standard, and does not expect to do so in the foreseeable future. Accordingly, SFAS No. 133 is not expected to have a material impact on the Company's financial statements.

     In October, 1998 the FASB issued SFAS No. 134 which amends SFAS No. 65 "Accounting for Certain Mortgage Banking Activities". Statement No. 65, as amended by Statement No. 115 and Statement No. 125, required that after securitization of a mortgage loan held for sale, a mortgage banking enterprise classify the resulting security as a trading security. Statement No. 134 amends this section to require that after the securitization of mortgage loans held for sale, the entity classify the resulting mortgage-backed security or other retained interest based on its ability and intent to sell or hold those investments. SFAS 134 is effective for the first quarter beginning after December 15, 1998 and has been adopted by the Company for the year ended March 31, 1999. The Company has not engaged in retaining securities after the securitization of its mortgage loans held for sale and does not expect to do so in the foreseeable future. Accordingly, SFAS No. 134 is not expected to have a material impact on the Company's financial statements.

--------------------------------------------------------------------------------

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1999 and 1998




NOTE S - EARNINGS PER COMMON SHARE

     A reconciliation of the numerators and denominators for earnings per common share computations for the years ended March 31, 1999 and 1998 is as follows:

                                                                                   Years Ended March 31,
                                                                                      1999              1998
                                                                                      ----              ----
     Basic Earnings Per Share
         Net income (loss) available to common shareholders                  $    (96,404)     $      7,467
                                                                             ============      ============

         Weighted average common shares outstanding                               140,247           139,975
                                                                             ============      ============

              Basic Earnings Per Share                                       $      (.69)      $        .05
                                                                             ===========       ============

     Earnings Per Share Assuming Dilution
         Net income (loss) available to common shareholders                  $    (96,404)     $      7,467
                                                                             ============      ============

         Weighted average common and dilutive
          potential common shares outstanding                                     140,247           139,975
                                                                             ============      ============

              Diluted Earnings Per Share                                     $      (.69)      $        .05
                                                                             ===========       ============


NOTE T - STOCK COMPENSATION PLANS

     During the year ended March 31, 1999, shareholders approved a Stock Option Plan and a Recognition and Retention Plan for directors and key employees. Under the Stock Option Plan, the Company may grant options for up to 15,200 shares of authorized but currently unissued common stock. Both incentive stock and non-qualified stock options may be granted under the Plan. All options have a ten (10) year term and vest and became exercisable over a five (5) year period. Activity in the Stock Option Plan for 1999 and 1998 is as follows:

                                                        Options            Option Price             Shares
                                                      Outstanding            Per Share            Exercisable
                                                      -----------          ------------           ------------

         Outstanding at March 31, 1998                         --           $        --                     --
            Granted (July 22, 1998)                         6,860                 13.00                     --
            Exercised                                          --                    --                     --
            Forfeited                                          --                    --                     --
                                                      -----------           -----------           ------------
         Outstanding at March 31, 1999                      6,860           $     13.00                     --
                                                       ==========           ===========           ============

     In July 1998, the Shareholders approved an option plan with an exercise price equal to the market value of the Company's shares at the date of grant. The excess of market value over exercise price for approved options approximated $-0-. Compensation expense for the years ended March 31, 1999 and 1998 was $-0-.

--------------------------------------------------------------------------------

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1999 and 1998




NOTE T - STOCK COMPENSATION PLANS - Continued

     During 1999, the Company awarded 2,508 shares (6,080 authorized) of restricted stock under the Recognition and Retention Plan. The market value of shares awarded at the date of grant approximated $32,604 and has been recognized in the accompanying statement of condition as unearned stock based compensation. Compensation expense for the years ended March 31, 1999 and 1998 was $-0-. The market value of shares awarded will be recognized as compensation expense ratably over the 5-year restriction period, beginning one year after the grant date (July 22, 1998) as defined within the Plan.

     The Company has elected to account for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25. Proforma amounts of net income and earnings per share under Statement of Financial Accounting Standards No. 123 are as follows:

                                                     Years Ended March 31,
                                                        1999              1998
                                                        ----              ----

         Net income (loss)      As reported    $      (96,404)   $     7,467
                                Pro forma      $     (100,548)   $       N/A

         Net income (loss)      As reported
           per share            Pro forma      $     (.69)       $     .05
                                               $     (.72)       $     N/A

         Net income (loss)
           per share -          As reported    $     (.69)       $     .05
           assuming dilution    Pro forma      $     (.72)             N/A

     The fair value of these options was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

                                            Years Ended March 31,
                                                1999            1998
                                                ----            ----

         Dividend yield                          --%             N/A
         Expected life                       5 years             N/A
         Expected volatility                  24.57%             N/A
         Risk-free interest rate               5.79%             N/A

     For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. Therefore, the foregoing pro forma results are not likely to be representative of reported net income (loss) of future periods due to additional years of vesting. The weighted-average fair value per share of options granted during 1999 is $4.03.

--------------------------------------------------------------------------------

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1999 and 1998




NOTE U - CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

     The following condensed statements of financial condition as of March 31, 1999 and 1998 and the condensed statement of operations and statement of cash flows for the two years then ended should be read in conjunction with the Consolidated Financial Statements and related notes.

                                                                             March 31,
                                                                         1999         1998
                                                                      ----------   ----------
STATEMENT OF FINANCIAL CONDITION
Assets:
    Cash                                                              $   12,359   $    4,134
    Investment in and advances to Bank                                 1,939,139    2,055,221
    Other assets                                                           9,987         --
                                                                      ----------   ----------
     Total assets                                                     $1,961,485   $2,059,355
                                                                      ==========   ==========
Liabilities                                                           $   33,551   $     --
Stockholders' Equity                                                   1,927,934    2,059,355
                                                                      ----------   ----------

         Total liabilities and stockholders' equity                   $1,961,485   $2,059,355
                                                                      ==========   ==========


                                                                        Years Ended March 31,
                                                                       1999               1998
                                                                       ----               ----
     STATEMENT OF OPERATIONS
         Income:
         Income, including dividend from bank subsidiary of
             $120,000 in 1999 and $-0- in 1998                       $   132,903    $      --
         Expenses                                                         46,444           --
                                                                      ----------   ----------
         Income before income taxes and equity in earnings of Bank        86,459           --
         Provision for income tax benefit (expense)                        7,056           --
                                                                      ----------   ----------
         Income before equity in earnings of Bank                         93,515           --
         Equity in earnings (loss) of Bank                               (69,922)       7,467
                                                                      ----------   ----------

             Net income                                              $    23,593    $   7,467
                                                                      ==========   ==========

STATEMENT OF CASH FLOWS
    Cash flows provided (used) by operating activities:
         Net income                                                  $    23,593    $   7,467
         Adjustments to reconcile net income (loss) to
             net cash used for operating activities
         Equity in (earnings) loss of Bank                                69,922       (7,467)
         Other assets                                                     (9,987)          --
         Liabilities                                                         947           --
                                                                      ----------   ----------
                                                                          84,475           --
                                                                      ----------   ----------
    Cash flows provided (used) by investing activities:
         Investment in and advances to Bank                              (84,276)  (1,086,433)
         Principal payments on ESOP loan                                   8,026        4,134
                                                                      ----------   ----------
                                                                         (76,250)  (1,082,299)
                                                                      ----------   ----------
    Cash flows provided (used) by financing activities:
         Proceeds from the sale of stock, net of issuance cost              --             --
                                                                                    1,086,433

             Net increase in cash                                          8,225        4,134

    Cash, beginning of year                                                4,134           --
                                                                      ----------   ----------

    Cash, end of year                                                $    12,359    $   4,134
                                                                      ==========   ==========

--------------------------------------------------------------------------------

Common Stock Information

The Common Stock of Landmark Financial Corp. is traded on the "pink sheets" under the symbol "LMFC." At March 31, 1999 there were approximately 125 stockholders of record, including brokers, and 152,000 shares outstanding of which 12,160 are held by the Landmark Community Bank Employee Stock ownership Plan.


The following table sets forth the market price of the Company's Common Stock for the year ended March 31, 1999. At the current time the Company has no intention to pay dividends.


Fiscal 1999                              High                               Low
-----------                              ----                               ---

First Quarter                            $13.37                           $12.50

Second Quarter                           $13.00                           $ 8.00

Third Quarter                            $12.00                           $ 8.25

Fourth Quarter                           $ 9.37                           $ 7.00

Directors and Officers



Directors                            Officers



John Francisco                       Gordon E. Coleman
Chairman of the Board                 President & Chief Executive Officer

Gordon E. Coleman                    Paul S. Hofmann
                                     Vice President & Chief Financial Officer

Carl Rockefeller                     H. Stuart Larson
                                     Vice President - Consumer Lending

Patricia Symolon


Richard Ferraro


Frederick LaCoppola


Carl Salmon, III

Corporate Information


Corporate Headquarters                              Transfer Agent

Landmark Financial Corp.                            Registrar & Transfer Company
211 Erie Blvd.                                      10 Commerce Drive
Canajoharie, New York 13317                         Cranford, New Jersey 07016
(518) 673-2012                                      (800) 456-0596


Special Counsel                                     Independent Auditors

Luse Lehman Gorman Pomerenk & Schick, P.C.          Harvazinski & Montanye, LLP
5335 Wisconsin Avenue, N.W.                         21 Everett Road Extension
Suite 400                                           Albany, New York  12205
Washington, D.C.  20015                             (518) 453-0636
(202) 274-2000


Annual Meeting

The Annual Meeting of the Stockholders will be held July 29, 1999 at 10:30 a.m. at the Fort Rennselaer Club at 4 Moyer Street in Canajoharie, New York.


General Inquiries

A copy of the Company's Annual Report to the SEC on Form 10-K may be obtained without charge by written request of stockholders to Gordon E. Coleman or by calling the Company at (518) 673-2012.


SEC Disclaimer

This Annual Report has not been reviewed or confirmed for accuracy or relevance by the SEC.

                                   EXHIBIT 21

                           SUBSIDIARIES OF THE COMPANY


Company                            Percent Owned
-------------------                -------------

Landmark Community Bank             100%