Form 10QSB
period 1999-06-30
LANDMARK FINANCIAL CORP /DE
filed 1999-08-06
CIK 1041392

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                    ----------------------------------------

                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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


                                                       Yes        X  No
                                                    ---          ---

                  As of June 30, 1999, there were 154,508 shares of the Registrant's common stock, par value $0.10 per share, outstanding.

         Transitional Small Business Disclosure Format (check one):  Yes    X No
                                                                   --      --

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                                Table of Contents


PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements:

           Consolidated Statements of Financial Condition at June 30,
                1999 and March 31, 1999........................................3

           Consolidated Statements of Operations for the three months ended
                June 30, 1999 and 1998.........................................4

           Consolidated Statement of Changes In Stockholders' Equity for
           the
                three Months ended June 30, 1999...............................5

           Consolidated Statements of Cash Flows for the three months ended
                June 30, 1999 and 1998.........................................6

           Notes to Consolidated Financial Statements..........................7

  Item 2. Management's Discussion and Analysis of Financial Condition
           And Results of Operations...........................................9


PART II - OTHER INFORMATION...................................................15


SIGNATURES....................................................................17


FINANCIAL DATA SCHEDULE.......................................................18


                                   Landmark Financial Corporation and Subsidiary
                                  Consolidated Statements of Financial Condition
                                         June 30, 1999 and March 31, 1999

                                                                       June 30, 1999              March 31,1999
                                                                       -------------              -------------
                                                                                      (Unaudited)

                             Assets
           Cash                                                            $654,476                  $285,227
           Interest Bearing Deposits                                         40,167                    10,600
           Investment Securities, (Available For Sale)                    1,784,026                 1,900,992
           Mortgage-Backed Securities, (Held To Maturity)                    33,702                    38,468
           Loans Receivable, Net                                         20,584,006                19,189,257
           Accrued Interest Receivable                                      124,397                   107,805
           Stock In Federal Home Loan Bank, At Cost                         100,900                   100,900
           Premises And Equipment, At Cost
             Less Accumulated Depreciation                                  576,374                   583,401
           Deferred Tax Asset                                                35,547                    39,597
           Foreclosed Real Estate                                                 0                   118,815
           Other Assets                                                      90,961                    78,261
                                                                             ------                    ------

                             Total Assets                               $24,024,556               $22,453,323
                                                                        ===========               ===========

                     Liabilities and Stockholders' Equity
           Accounts Payable                                                   2,015                     1,853
           Deposits                                                      19,953,750                19,273,877
           Accrued Interest On Deposits                                         146                         0
           Advance Payments By Borrowers For Taxes
             And Insurance                                                  147,624                   108,174
              Advances From FHLB                                          1,952,452                 1,084,586
           Accrued Expenses And Other Liabilities                            53,124                    56,899
                                                                             ------                    ------

                             Total Liabilities                          $22,109,112               $20,525,389
                                                                        -----------               -----------
           Stockholders' Equity:
           Preferred Stock, $0.10 Par Value Per Share:
           100,000 Shares Authorized; None Issued                                 0                         0
           Common Stock, $0.10 Par Value Per Share:
             400,000 Shares Authorized; 154,508 and 152,000
             issued at June 30, 1999 and
             March 31, 1999 Respectively                                     15,200                    15,200
           Additional Paid-In Capital                                     1,192,833                 1,192,833
           Retained Earnings, Substantially Restricted                      879,488                   867,348
           Accumulated Other Comprehensive Income (Loss)                   (32,060)                   (5,403)
           Unearned Stock Based Compensation                               (32,604)                  (32,604)
           Unearned ESOP Shares                                           (107,413)                (1109,440)
                                                                          ---------                ----------

                             Total Stockholders' Equity                 $ 1,915,444                $1,927,934
                                                                        -----------                ----------

               Total Liabilities and Stockholders' Equity               $24,024,556              $ 22,453,323
                                                                        ===========              ============

See accompanying notes to unaudited consolidated financial statements.


                                   Landmark Financial Corporation and Subsidiary
                                       Consolidated Statements of Operations
                                              June 30, 1999 and 1998
                                                    (Unaudited)

                                                                For the Three Months Ended 6/30
                                                                 1999                      1998
                                                                 ----                      ----
         Interest income:
           Loans receivable                                  $429,103                  $315,157
           Mortgage-backed securities                             737                     1,348
           Investments                                         32,320                    47,618
                                                               ------                    ------

           Total interest income                              462,160                   364,123

         Interest expense:
           Deposits                                           249,989                   210,190
           Advances from FHLB                                  17,877                         0
                                                               ------               -----------

           Total interest expense                             267,866                   210,190
                                                              -------                   -------

           Net interest income                                194,294                   153,933

         Provision for losses on loans                         12,500                    18,447
                                                               ------                    ------
           Net interest income after provision
             for losses on loans                              181,794                   135,486

         Non-interest income:
           Late charges and other loan fees                    10,045                     6,996
           Gain on sale of investment securities
           and mortgage-backed securities                       1,725                         0
           Commissions and other fees                           9,256                     2,637
           Other                                                2,060                     3,923
                                                                -----                     -----

             Total non-interest income                         23,086                    13,556

         Non-interest expense:
           Compensation and employee benefits                  87,132                    81,607
           Office buildings and equipment                      15,283                     2,446
           Data processing                                     12,951                     9,936
           Advertising                                          1,134                     1,638
           Deposit insurance premiums                           3,856                     3,848
           Other                                               67,412                    64,778
           Amortization of cost in excess of fair
           Value of net assets acquired                           923                     7,450
                                                                  ---                     -----

             Total non-interest expense                       188,691                   171,703
                                                              -------                   -------

             Income (loss) before income taxes                 16,190                  (22,661)

         Income taxes                                           4,050                   (6,155)
                                                                -----                   -------

           Net income (loss)                                   12,140                 ($16,506)
                                                               ======                  ========

         Earnings per share                                     $0.09                   ($0.12)
                                                                =====                   =======
         Average common and common
           equivalent shares outstanding                      142,430                   139,942
                                                              =======                   =======

         See accompanying  notes to unaudited  consolidated  financial statements.


                                   Landmark Financial Corporation and Subsidiary
                            Consolidated Statements of Changes in Stockholders' Equity
                                         Three Months Ended June 30, 1999
                                                      (Unaudited)


                                                  Additional                 Accumulated        Unearned      Unearned    Total
                                        Common      Paid-in      Retained  Other Comprehensive  Stock based     ESOP   Stockholders'
                                        Stock       Capital      earnings     Income (Loss)     Compensation   Shares     Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 1999              $15,200    $1,192,833     $867,348     ($5,403)         ($32,604)     ($109,440)  $1,927,934

Comprehensive Income (loss)
         Net income (loss)                                         12,140                                                    12,140

         Change in unrealized gain
         (loss) on securities
         available for sale, net                                              (26,657)                                      (26,657)
            of tax effects

Total Comprehensive
     Income (loss)
                                                                                                                            (14,517)
Unearned stock
     Based compensation                                                                         (32,604)                    (32,604)

ESOP shares earned                                                                                               2,027         2,027


------------------------------------------------------------------------------------------------------------------------------------
Balances at June 30,1999              $15,200     $1,192,833    $879,488      (32,060)          ($32,604)     ($107,413)  $1,915,444
                                      =======     ==========    ========      ========          =========     ==========  ==========
See accompanying notes to audited consolidated financial statements.


                                   Landmark Financial Corporation and Subsidiary
                                       Consolidated Statements of Cash Flows
                                     Three Months Ended June 30, 1999 and 1998
                                                    (Unaudited)

                                                                                                  June 30,

                                                                                        1999                 1998

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES
                Net income (loss)                                                  $12,140                  ($16,506)
Adjustments to reconcile net income to net cash provided by (used in)
                  Operating activities
                   Depreciation                                                     11,677                      4,017
                    Amortization (accretion), net                                      923                      3,433
                    Provision for loan losses                                       12,500                     18,447
                    Deferred income taxes                                            4,050                    (6,155)
                    Allocation of ESOP shares                                        2,027                      2,027
                    Decrease (increase) in
                         Accrued interest receivable                              (16,592)                   (19,890)
                         Other assets                                              106,115                   (47,688)
                         Increase (decrease) in
                                Accounts payable                                       162                         39
                         Other liabilities                                         (3,629)                     19,459
                                                                                   -------                     ------


                                                                                   129,373                   (42,817)
        CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
                Net increase in loans receivable                                (1,407,249)               (1,140,218)
                Proceeds from maturities and calls of available-for-sale securities 90,664                          0
                Purchase of available-for-sale securities                        (101,000)                          0
                Proceeds from principal repayments of mortgage-backed securities     4,489                     11,180
                Purchase of premises and equipment                                 (4,649)                  (177,694)
                Proceeds from sale of available-for-sale securities                100,000                          0
                                                                                   -------                  ---------

                                                                               (1,317,746)                (1,306,732)
                                                                               -----------                -----------

        CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES
                Net increase (decrease) in deposits                                679,873                  2,153,233
                Net increase (decrease) in short term advances, FHLB               150,000                          0
                Proceeds from long term advances, FHLB                             750,000                          0
                Payments on long term advances, FHLB                              (32,134)                          0
                Increase (decrease) in advances from borrowing taxes and insurance  39,450                     35,229
                                                                                    ------                     ------

                                                                                 4,258,172                  5,674,732
                                                                                 ---------                  ---------

                         Net increase (decrease) in cash                           398,816                    838,913

        CASH, beginning of year                                                    295,827                  1,530,236
                                                                                   -------                  ---------

        CASH, end of period                                                       $694,643                 $2,369,149
                                                                                   =======                 ==========

        SUPPLEMENTAL DISCLOURES:
                Cash paid for:
                         Income taxes                                                   $0                         $0
                                                                                        -=                         --

                         Interest                                                 $267,866                   $210,151
                                                                                  ========                   ========

                 Transfers from loans to real estate acquired through foreclosure       $0                         $0
                                                                                        ==                         ==
                Increase (decrease) on unrealized gain
                on securities available-for-sale                                 ($26,657)                     $2,376
                                                                                 =========                     ======

See accompanying notes to unaudited consolidated financial statements.





                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 1999



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

         The accompanying consolidated financial statements as of and for the three months ended June 30, 1999, and June 30, 1998 and the statement of financial condition as of March 31, 1999, respectively include the accounts of the Company and the Bank.

(2)      Basis of Preparation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments consisting only of normal recurring accruals which are necessary for the fair presentation of the interim financial statements have been included. The consolidated statement of operations for the three month period ended June 30, 1999 is not necessarily indicative of the results which may be expected for the entire year. The March 31, 1999 balance sheet has been derived from the audited financial statements of that date.

(3)      Earnings Per Share

          On November 13, 1997, 152,000 shares of the Company's stock were issued, including 12,160 shares issued to the Employees Stock Ownership Plan (ESOP). Income per share amounts for the three month period ended June 30, 1999 is based upon 142,430 shares, exclusive of 10,741 unearned shares issued to the ESOP, as though those shares were outstanding for the entire period.

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 1999



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

(5)      Employee Stock Ownership Plan

         All employees meeting age and service requirements are eligible to participate in an ESOP established on November 23, 1997. Contributions made by the Bank to the ESOP are allocated to participants by a formula based on compensation. Participant benefits become 100% vested after five years. ESOP expense for the periods ended June 30, 1999 and June 30, 1998 was $2,027 each period.

                     Landmark Financial Corp. and Subsidiary
                                  June 30, 1999

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion compares the financial condition of Landmark Financial Corp. and its wholly owned subsidiary, Landmark Community Bank, a Savings Bank, (collectively the Bank) at June 30, 1999 to the financial condition at March 31, 1999, its fiscal year-end, and the results of operations for the three months ended June 30, 1999, with the same period in fiscal 1998. This discussion should be read in conjunction with the interim financial statements and notes which are included herein.

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

Financial Condition

Total assets increased $1.57 million, or 7.0%, to $24.02 million at June 30, 1999 from $22.45 million at March 31, 1999. The increase in assets is due to increases in loans receivable outstanding and cash on hand.

Loans receivable, net, increased by $1.4 million, or 7.2%, to $20.58 million at June 30, 1999 from $19.19 million at March 31, 1999, primarily due to increases in consumer loans of $469,000, an increase in commercial loans of $477,000, and an increase in one-to-four family portfolio loans of $397,000.

Investment and mortgage-backed securities decreased $122,000 or 6.3% to $1.82 million at June 30, 1999 from $1.94 million at March 31, 1999. The decrease was primarily due to principal pay down of mortgage backed securities.

                     Landmark Financial Corp. and Subsidiary
                                  June 30, 1999


Foreclosed  real estate  decreased  to $0 from  $119,000  due to the sale of the
(two) properties in April 1999.

Deposits increased $685,000, or 3.5%, to $19.95 million at June 30, 1999 from $19.27 million at March 31, 1999. The increase in deposits is primarily attributable to an increase in savings deposits of $365,000 and an increase in DDA accounts of $321,000.

Total equity decreased $12,490, or 0.6%, to $1,915,444 at June 30, 1999 from $1,927,934 at March 31, 1999, due to an decrease in accumulated other comprehensive income of $26,657 which was due to a decline in the market value of securities. Net profit for the three months ended June 30, 1999 of $12,140 partially offset the decrease in other comprehensive income as did the $2,027 decrease in unearned ESOP shares.

Comparison of Operating Results for the Three Months Ended June 30, 1998 and the Three Months Ended June 30, 1999

Performance Summary. The Company's net income increased $28,646 to $12,140 for the three months ended June 30, 1999, compared to a net loss of $16,506 for the three months ended June 30, 1998. The increase in earnings for the three months ended June 30, 1999 as compared to the same period in 1998 is primarily due to increases in net interest income and non-interest income, and a decrease in provision for loan losses, partially offset by an increase in non-interest expense.

Net interest income. The Company's net interest income increased $40,361 or 26.2%, to $194,294 for the three months ended June 30, 1999, from $153,933 for the three months ended June 30, 1998. The increase in net interest income reflects an increase of $98,037 in interest income and a corresponding increase of $57,676 in interest expense for the three months ended June 30, 1999 as compared to the same period in 1998. The increase in interest income reflects increased balances of loans receivable, primarily consumer auto loans, commercial and agricultural mortgage loans, and one-to-four family mortgage loans. Interest expense increased primarily due to the increase in savings deposits.

Provision for Loan Losses. During the three months ended June 30, 1999, the Bank charged $12,000 against earnings as a provision for loan losses compared to a provision of $18,447 charged against earnings for the three months ended June 30, 1998. The allowance for loan losses at June 30, 1999 was .97% of loans receivable, as compared to .89% of loans receivable, at March 31, 1998. Total nonperforming loans at June 30, 1999 were $51,366, or 0.25% of loans receivable, as compared to total nonperforming loans at March 31, 1999 of 106,181 or 0.55% of loans receivable.

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

Noninterest Income. For the three months ended June 30, 1999, noninterest income increased $9,530 or 70.3%, to $23,086 from $13,556 for the same period in 1998. The increase was primarily due to an increase in both loan and deposit fees and a gain realized on the sale of investment securities in the amount of $1,725. No investment securities were sold in the three months ended June 30, 1998.

                     Landmark Financial Corp. and Subsidiary
                                  June 30, 1999

Noninterest Expense. Noninterest expense increased $16,988 or 9.9%, to $188,691 for the three months ended June 30, 1999 from $171,703 for the same period in 1998. The increase was primarily due to an increase in occupancy expense of $12,837 due to the Bank's new facilities and equipment, an increase in employee compensation and related benefits expense of $5,525 and increases in other expenses primarily related to the increased operating expenses related to a stock savings bank and increased data processing expense.

Nonperforming Assets

On June 30, 1999, nonperforming assets were $51,366 compared to $225,646 on March 31, 1999. The nonperforming assets at June 30 consisted of non-accrual loans while at March 31, 1999 there were non-accrual loans of 106,831 and foreclosed assets of $118,815. The balance of the Bank's allowance for loan losses was $202,334 or 393.9% of nonperforming assets as of June 30, 1999. The balance of the Bank's allowance for loan losses was $191,019 or 84.7% of nonperforming assets as of June 30, 1998. Loans are considered nonperforming when the collection of principal and/or interest is not probable, or in the event payments are more than ninety days delinquent.

Capital Resources

The Bank is subject to three capital to asset requirements in accordance with OTS regulations. The following table is a summary of the Bank's regulatory capital requirements versus actual capital as of June 30, 1999 and March 31, 1999, respectively:

                                                            June 30, 1999
                                                            -------------


                                         Actual                   Required               Excess
                                      amount/percent            amount/percent       amount/percent
                                      --------------            --------------       --------------
                                                           (dollars in thousands)

Tangible                             $1,890   7.86%           $361     1.50%        $1,529    6.36%
Core leverage capital                $1,890   7.86%           $962     4.00         $  928    3.86%
Risk-based capital                   $2,092   12.86%          $1,301   8.00%         $ 791    4.86%


                                                             March 31, 1999
                                                             --------------

                                          Actual                  Required              Excess
                                      amount/percent            amount/percent       amount/percent
                                      --------------            --------------       --------------
                                                           (dollars in thousands)

Tangible                             $1,860       8.29%        $337     1.50%           $1,523  6.79%
Core leverage capital                $1,860       8.29%        $897     4.00%            $963   4.29%
Risk-based capital                   $2,051      13.18%       $1,245    8.00%            $806   5.18%




                     Landmark Financial Corp. and Subsidiary
                                  June 30, 1999

Liquidity

The Bank's principal sources of funds are deposits, principal and interest payments on loans and investment securities. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition. Additional sources of funds may be obtained from the FHLB of New York by utilizing numerous available products to meet funding needs.

The Bank is required to maintain minimum levels of liquid assets as defined by regulations. The required percentage is currently 4.0% of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The Bank has maintained its liquidity ratio at levels exceeding the minimum requirement. The eligible liquidity ratios at June 30, 1999 and March 31, 1999 were 13.30% and 12.95%, respectively.

In light of the competition for deposits, the Bank may utilize the funding source of the FHLB to meet demand in accordance with the Bank's growth plans. The wholesale funding sources may allow the Bank to obtain a lower cost of funding and create a more efficient liability match to the respective assets being funded.

For the purpose of the cash flow statement, all short-term investments with a maturity of three months or less at date of purchase are considered cash equivalents. Cash and cash equivalents for the periods ended June 30, 1999 and March 31, 1999 were $694,657 and $295,827, respectively. The increase was primarily due to the fact that increases in deposits of $680,000, as well as FHLB advances of $868,000, and proceeds from principal repayment of mortgage backed securities of $91,000 were only partially offset by an increase in loans receivable of $1.4 million.

Net cash provided by operating activities increased to $129,373 at June 30, 1999, from $(42,817) at June 30, 1998.

Year 2000

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

                     Landmark Financial Corp. and Subsidiary
                                  June 30, 1999


Recent Developments

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

FASB Statement on Mortgage-Backed Securities Retained after the Securitization Of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise - In October, 1998 the FASB issued SFAS No. 134 which amends SFAS No. 65 "Accounting for Certain Mortgage Banking Activities". Statement No. 65, as amended by Statement No. 115 and Statement No. 125, required that after securitization of a mortgage loan held for sale, a mortgage banking enterprise classify the resulting security as a trading security. Statement No. 134 amends this section to require that after the securitization of mortgage loans held for sale, the entity classify the resulting mortgage-backed security or other retained interest based on its ability and intent to sell or hold those investments. SFAS 134 is effective for the first quarter beginning after December 15, 1998 and accordingly would apply to the Company for the year ending March 31, 1999. The Company has not engaged in retaining securities after the securitization of its mortgage loans held for sale and does not expect to do so in the foreseeable future. Accordingly, SFAS No. 134 is not expected to have a material impact on the Company's financial statements

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company's most significant form of market risk is interest rate risk, as the majority of the Company's assets and liabilities are sensitive to changes in interest rates. The Company's assets consist primarily of fixed rate mortgage and consumer loans which have longer maturities than the Company's liabilities which consist primarily of deposits. The Company's mortgage loan portfolio, consisting primarily of loans secured by residential real property located in Montgomery County, is also subject to risks associated with the local economy. The Company does not own any trading assets. At June 30, 1999, the Company did not have any hedging transactions in place, such as interest rate swaps and caps. The Company's interest rate risk management program focuses primarily on evaluating and managing the composition of the Company's assets and liabilities in the context of various interest rate scenarios. Factors beyond management's control, such as market interest rates and competition, also have an impact on interest income and interest expense.

During the quarter ended June 30, 1999, there were no significant changes in the Company's assessment of market risk.

                     Landmark Financial Corp. and Subsidiary
                                  June 30, 1999


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

          None


Item 5.  Other Information

          None

Item 6.  Exhibits and Reports on Form 8-K

           Financial Data Schedule Attached

                     Landmark Financial Corp. and Subsidiary
                                  June 30, 1999


                                   SIGNATURES


Under the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                LANDMARK FINANCIAL CORP.


Date : 07/30/99                       /s/ Gordon E. Coleman
                                      ------------------------------------------
                                      Gordon E. Coleman
                                      President and Chief Executive Officer
                                                  (Duly Authorized Officer)


Date : 07/30/99                       /s/ Paul S. Hofmann
                                      ------------------------------------------
                                      Paul S. Hofmann
                                      Vice President and Chief Financial Officer
                                                   (Principal Financial Officer)

                             Landmark Financial Corporation and Subsidiary
                                         Financial Data Schedule
                                  Three Months Ended June 30, 1999
                                              (Unaudited)


Multiplier: 1,000


         Period Type                                          3 months
         Fiscal year-end                                      03/31/00
         Period-end                                           06/30/99



         Cash                                                                                             654.5
         Interest-bearing deposits                                                                         40.2
         Federal funds sold-purchased securities for resale                                                 0.0
         Trading account assets                                                                             0.0
         Investment and mortgage-backed securities held for sale                                        1,784.0
         Investment and mortgage-backed securities held to maturity - carrying value                       33.7
         Investment and mortgage-backed securities held to maturity - market value                         33.4
         Loans                                                                                           20,584
         Allowance for losses                                                                           (202.3)

         Total assets                                                                                    24,025
                                                                                                         ======

         Deposits                                                                                    19,953,750

         Short-term borrowings                                                                            400.0
         Other liabilities                                                                                202.9

         Long-term debt                                                                                 1,552.5
         Common stocks                                                                                     15.2
         Preferred stock -mandatory redemption                                                              0.0
         Preferred stock - no mandatory redemption                                                          0.0
         Other stockholders' equity                                                                     1,900.2
                                                                                                        -------


         Total Liabilities and stockholders' equity                                                      24,025

                                   Landmark Financial Corporation and Subsidiary
                                              Financial Data Schedule
                                         Three Months Ended June 30, 1999
                                                    (Unaudited)
                                                     (Page 2)





         Interest and fees on loans                                        429.1

         Interest and dividends on investments                              33.5
         Other interest income                                               0.0
         Total interest income                                             462.2

         Interest on deposits                                              250.0
         Total interest expense                                            267.9

         Net interest income                                               194.3


         Provision for loan losses                                        (12.5)
         Investment securities gains/losses                                  1.7
         Other expenses                                                  (188.7)
         Income/loss before income tax                                      16.2
         Income/loss before extraordinary items                             16.2
         Extraordinary items, less tax                                       0.0
         Cumulative change in accounting principles                          0.0

         Net income or (loss)                                               12.1

         Earnings per share - primary                                       0.09
         Earnings per share - fully diluted                                 0.09
         Net yield - interest-earning assets - actual                       3.19
         Loans on non-accrual                                               51.4
         Accruing loans past due 90 days or more                             0.0
         Troubled debt restructuring                                         0.0
         Potential problem loans                                            62.2
         Allowance for loan loss -beginning of period                      191.0
         Total charge-offs                                                 (3.0)
         Total recoveries                                                    0.0
         Allowance for loan loss - end of period                           202.3
         Loan loss allowance allocated to domestic loans                     0.0
         Loan loss allowance allocated to foreign loans                      0.0
         Loan loss allowance - unallocated                                 202.3