Form 10QSB
period 1999-09-30
LANDMARK FINANCIAL CORP /DE
filed 1999-11-05
CIK 1041392

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                    ----------------------------------------

                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1999

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ___ to ___

                         Commission File Number 0-22951
                                                -------

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


                                                           X   Yes            No
                                                          ---            ----

                  As of September 30, 1999, there were 154,508 shares of the Registrant's common stock, par value $0.10 per share, outstanding.

         Transitional Small Business Disclosure Format (check one):   Yes   X No
                                                                   ---    ---

                                   Form 10-QSB
                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                                Table of Contents


PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements:

            Consolidated Statements of Financial Condition at September 30,
            1999, (unaudited) and March 31,1999................................3

            Consolidated Statements of Operations for the three months and
            six   months    ended    September    30,   1999   and   1998,
            (unaudited)........................................................4

            Consolidated  Statement of Changes In Stockholders' Equity for
            the    six    months     ended     September     30,     1999,
            (unaudited)........................................................5

            Consolidated Statements of Cash Flows for the six months ended
            September 30, 1999 and 1998 (unaudited)............................6

            Notes to Consolidated Financial Statements.........................7

   Item 2. Management's Discussion and Analysis of Financial Condition
            And Results of Operations..........................................9

PART II - OTHER INFORMATION...................................................15


SIGNATURES....................................................................16


FINANCIAL DATA SCHEDULE.......................................................17


                                   Landmark Financial Corporation and Subsidiary
                                  Consolidated Statements of Financial Condition
                                       September 30,1999 and March 31, 1999


                                                                     September 30, 1999           March 31, 1999
                                                                        (Unaudited)                  (Audited)

                             Assets
           Cash                                                            $225,688                  $285,227
           Interest Bearing Deposits                                         58,843                    10,600
           Investment Securities, (Available For Sale)                    1,982,577                 1,900,992
           Mortgage-Backed Securities, (Held To Maturity)                    29,134                    38,468
           Loans Receivable, Net                                         21,509,541                19,189,257
           Accrued Interest Receivable                                      129,440                   107,805
           Stock In Federal Home Loan Bank, At Cost                         125,000                   100,900
           Premises And Equipment, At Cost
             Less Accumulated Depreciation                                  568,772                   583,401
           Deferred Tax Asset                                                31,942                    39,597
           Foreclosed Real Estate                                                 0                   118,815
           Other Assets                                                      83,006                    78,261
                                                                             ------                    ------

                             Total Assets                               $24,743,942               $22,453,323
                                                                        ===========               ===========

                             Liabilities and Stockholders' Equity

           Accounts Payable                                                   7,208                     1,853
           Deposits                                                      20,213,214                19,273,877
           Accrued Interest On Deposits                                         158                         0
           Advance Payments By Borrowers For Taxes
             And Insurance                                                   40,592                   108,174
                    Advances From FHLB                                    2,498,504                 1,084,586
           Accrued Expenses And Other Liabilities                            66,384                    56,899
                                                                             ------                    ------

                             Total Liabilities                          $22,826,061               $20,525,389
                                                                        -----------               -----------

           Stockholders' Equity:
           Preferred Stock, $0.10 Par Value Per Share:
           100,000 Shares Authorized; None Issued                                 0                         0
           Common Stock, $0.10 Par Value Per Share:
                 400,000 Shares Authorized; 154,508 and 152,000
                 Issued at September 30, 1999 and
                 March 31, 1999 respectively                                 15,200                    15,200
           Additional Paid-In Capital                                     1,192,833                 1,192,833
           Retained Earnings, Substantially Restricted                      897,490                   867,348
           Accumulated Other Comprehensive Income (Loss)                   (51,281)                   (5,403)
                  Unearned Stock Based Compensation                        (30,974)                  (32,604)
           Unearned ESOP Shares                                           (105,387)                 (109,440)
                                                                          ---------                 ---------

                             Total Stockholders' Equity                 $ 1,917,881                $1,927,934
                                                                        -----------                ----------

                             Total Liabilities and Stockholders' Equity $24,743,942              $ 22,453,323
                                                                        ===========              ============


See accompanying notes to unaudited consolidated financial statements.


                             Landmark Financial Corporation and Subsidiary
                                 Consolidated Statements of Operations
                                      September 30, 1999 and 1998
                                              (Unaudited)

                                            For the Three Months Ended 9/30            For the Six Months Ended 9/30
                                               1999              1998                      1999              1998
                                               ----              ----                      ----              ----
   Interest income:
     Loans receivable                      $458,144          $347,233                  $887,247          $662,390
     Mortgage-backed securities                 643               917                     1,380             2,266
     Investments                             33,152            37,167                    63,675            84,784
                                             ------            ------                    ------            ------

     Total interest income                  491,939           385,317                   952,302           749,440

   Interest expense:
     Deposits                               252,901           222,855                   502,890           433,045
     Advances from FHLB                     27,336                  0                    45,214                 0
                                            ------            -------                  --------           -------

     Total interest expense                 280,237           222,855                   548,103           433,045
                                            -------           -------                   -------           -------

     Net interest income                    211,702           162,462                   404,198           316,395

   Provision for losses on loans             13,500            11,721                    26,000            30,168
                                             ------            ------                   -------           -------


     Net interest income after provision
       for losses on loans                  198,202           150,741                   378,198           286,227

   Non-interest income:

     Late charges and other loan fees         4,710             4,159                    14,755            11,155
     Gain on sale of investment securities
     and mortgage-backed securities           1,125                 0                     2,850                 0
     Commissions and other fees                   0                 0                         0             2,546
     Other                                   13,542             3,632                    24,861             7,645
                                             ------             -----                    ------             -----

       Total non-interest income             19,377             7,791                    42,466            21,346

   Non-interest expense:

     Compensation and employee benefits      86,912            80,951                   174,045           162,558
     Office buildings and equipment          15,174             8,738                    28,952            15,200
     Data processing                         14,346             9,337                    27,298            19,273
     Advertising                              1,605             2,040                     2,739             3,677
     Deposit insurance premiums               2,796             3,437                     6,652             7,284
     Other                                   71,876           65,744                    138,946           130,524
     Amortization of cost in excess of fair
     Value of net assets acquired             1,017             (752)                     1,940             2,681
                                              -----             -----                     -----             -----

       Total non-interest expense           193,726           169,495                   380,572           341,197
                                            -------           -------                   -------           -------

       Income (loss) before income taxes     23,853           (10,963)                   40,092           (33,624)

   Income taxes                               5,900            (3,000)                    9,950            (9,155)
                                              -----            -------                    -----           -------

     Net income (loss)                      $17,953          ($7,963)                   $30,152         ($24,469)
                                            =======           =======                   =======         =========

   Earnings per share                         $0.12           ($0.06)                     $0.21           ($0.17)
                                              =====            ======                     =====            ======

   Average common and common
     equivalent shares outstanding          143,868           140,550                   142,513           140,448
                                            =======           =======                   =======           =======

       See accompanying  notes to unaudited  consolidated  financial statements.


                                   Landmark Financial Corporation and Subsidiary
                            Consolidated Statements of Changes in Stockholders' Equity
                                        Six Months Ended September 30, 1999
                                                    (Unaudited)


                                        Additional                   Accum other         Unearned       Unearned        Total
                             Common      paid-in      Retained      Comprehensive       Stock Based       ESOP       Stockholders'
                              Stock      capital      earnings      income  (loss)     Compensation      Shares         Equity
------------------------------------------------------------------------------------------------------------------------------------

Balances at March 31, 1999   $15,200   $1,192,833     $867,348         ($5,403)          ($32,604)       ($109,440)    $1,927,934

Comprehensive Income
    Net income (loss)                                   30,142                                                             30,142

    Change in unrealized gain on
    securities available for sale, net
    of  tax effects                                                    (45,878)                                           (45,878)
                                                                                                                           ------
Total Comprehensive Income (loss)                                                                                         (15,736)

Stock based compensation earned                                                            1,630                            1,630

ESOP shares earned                                                                                           4,053          4,053



------------------------------------------------------------------------------------------------------------------------------------
Balances at September 30,1999 $15,200   $1,192,833    $897,490        ($51,281)          ($30,974)        ($105,387)    $1,917,881
                              =======   ==========   =========        =========          ==========        ========     ==========


See accompanying notes to audited consolidated financial statements.

                                   Landmark Financial Corporation and Subsidiary
                                       Consolidated Statements of Cash Flows
                                   Six Months Ended September 30, 1999 and 1998
                                                    (Unaudited)



                                                                                 Sept 30,          Sept 30,
                                                                                   1999              1998

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES
        Net income (loss)                                                       $30,142          ($24,469)
        Adjustments to reconcile net income to net cash provided by (used in)
          Operating activities
            Depreciation                                                         24,122             9,269
            Amortization (accretion), net                                         1,940             2,681
            Provision for loan losses                                            26,000            30,168
            Deferred income taxes                                                 7,655            (7,569)
            Allocation of ESOP Shares                                             4,053             3,973
            Allocation of Stock Based Compensation                                1,630                 0
            Decrease (increase) in
                 Accrued interest receivable                                    (21,635)          (15,164)
                 Real Estate Foreclosed                                         118,815           (78,696)
                 Other assets                                                    (4,745)          (43,777)
              Increase (decrease) in
                 Accounts payable                                                 5,355              (522)
                 Other liabilities                                                9,643            (4,167)
                                                                                  -----           -------

                                                                                202,975           (128,303)

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
        Net increase in loans receivable                                     (2,346,284)        (2,501,039)
        Proceeds from maturities and calls of available-for-sale securities      91,766                  0
        Purchases of available-for-sale securities                             (520,625)          (710,644)
        Proceeds from principal repayments of mortgage-backed securities          8,791             48,812
        Purchase of premises and equipment                                       (9,492)          (318,667)
        Purchase of investments required by law, FHLB stock                     (24,100)                 0
        Proceeds from sale of available-for-sale securities                     300,000            500,000
                                                                                -------            -------

                                                                             (2,499,944)        (2,981,538)

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES
        Net increase (decrease) in deposits                                     939,337          2,293,335
        Net increase (decrease) in short-term advances, FHLB                    750,000                  0
        Proceeds from long-term advances, FHLB                                  750,000                  0
        Payments on long-term advances, FHLB                                    (86,082)                 0
        Increase (decrease) in advances from borrowers for taxes and insurance  (67,582)           (55,001)

                                                                              2,285,673          2,238,334

                 Net increase (decrease) in cash                                (11,296)          (871,507)

CASH, beginning of year                                                         295,827          1,530,236
                                                                                -------          ---------

CASH, end of period                                                            $284,531           $658,729
                                                                               ========           ========

SUPPLEMENTAL DISCLOURES:
        Cash paid for:
                 Income taxes                                                         0                  0
                                                                                      =                  =

                 Interest                                                      $548,103           $433,045
                                                                               ========           ========

        Increase (decrease) on unrealized gain
        on securities available-for-sale                                       ($45,878)           $28,918
                                                                              =========            =======

              Transfers from loans receivable to foreclosed real estate               0                  0
                                                                                      =                  =


See accompanying notes to unaudited consolidated financial statements.

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                                   (Unaudited)
                                September 30,1999




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

         The accompanying consolidated financial statements and the statements of financial condition include the accounts of the Company and the Bank.

(2)      Basis of Preparation
         --------------------

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments consisting only of normal recurring accruals which are necessary for the fair presentation of the interim financial statements have been included. The consolidated statements of operations for the three month period and six month period ended September 30, 1999 are not necessarily indicative of the results which may be expected for the entire year. The March 31, 1999 balance sheet has been derived from the audited financial statements as of that date.

(3)      Earnings Per Share
         ------------------

         On November 13, 1997, 152,000 shares of the Company's stock were issued, including 12,160 shares issued to the Employees Stock Ownership Plan (ESOP). On May 21, 1999 an additional 2,508 shares were issued pursuant to the Recognition and Retention Plan. Income per share amounts for the three month and six month periods ended September 30, 1999 are based upon average shares outstanding of 143,868 shares and 142,513 shares respectively. The averages are exclusive of 10,539 and 10,944 unearned shares, respectively, issued to the ESOP, as though those shares were outstanding for the entire period.

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 1999


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

(5)      Employee Stock Ownership Plan
         -----------------------------

         All employees meeting age and service requirements are eligible to participate in an ESOP established on November 23, 1997. Contributions made by the Bank to the ESOP are allocated to participants by a formula based on compensation. Participant benefits become 100% vested after four years. ESOP expenses for the three and six month periods ended September 30, 1999 were $2,026 and $4,052 respectively. ESOP expenses for the three and six month periods ended September 30, 1998 were $2,026 and $3,729 respectively.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion compares the financial condition of Landmark Financial Corp. and its wholly owned subsidiary, Landmark Community Bank, a Savings Bank, (collectively the Bank) at September 30, 1999 to the financial condition at March 31, 1999, its fiscal year-end, and the results of operations for the three month and six month periods ended September 30, 1999, with the same periods in fiscal 1998. This discussion should be read in conjunction with the interim financial statements and notes which are included herein.

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

The Bank conducts its business through its main office located at 211 Erie Blvd., Canajoharie, Montgomery County, New York. The Bank has been, and intends to continue to be, a community oriented financial institution offering selected financial services to meet the needs of the communities it serves. The Bank attracts deposits from the general public and historically has used such deposits, together with other funds, primarily to originate one-to-four family residential mortgage loans, construction and land loans for single-family residential properties, small business and agricultural loans, and consumer loans consisting primarily of loans secured by automobiles.

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


Financial Condition
-------------------

Total assets increased $2.29 million, or 10.2%, to $24.74 million at September 30, 1999 from $22.45 million at March 31, 1999. The increase in assets is primarily due to increases in loans receivable.

Loans receivable, net, increased by $2.32 million, or 12.1%, to $21.51 million at September 30, 1999 from $19.19 million at March 31, 1999, primarily due to increases in commercial and agricultural loans of $1.15 million, an increase in one-to-four family portfolio loans of $763,000 an increase in home equity loans of $308,000, and an increase in consumer loans of $229,000.

Deposits increased $939,000, or 4.9%, to $20.21 million at September 30, 1999 from $19.27 million at March 31, 1999. The increase in deposits is primarily attributable to an increase in DDA checking account deposits of $440,000, an increase in certificates of deposit of $376,000, and an increase in savings accounts of $213,000, partially offset by a seasonal decrease in Christmas club deposits of ($77,000).

Advances from FHLB increased $1.41 million from $1.08 million. The increase in borrowings and the increase in deposits were used to fund loan demand.

Total equity decreased $10,000 or 0.53%, to $1,917,881 at September 30, 1999 from $1,927,934 at March 31, 1999, due to the increase in accumulated other comprehensive income (loss) of ($45,878) which was the result of decreased unrealized gain on securities which was partially offset by net income of $30,142 and the allocation of $4,053 for ESOP shares and $1,630 for stock based compensation.




    Comparison of Operating Results for the Three Months and Six Months Ended September 30, 1999 and the Three Months and Six Months Ended September 30, 1998

Performance Summary. The Company's net income increased $25,916 to $17,953 for the three months ended September 30, 1999, compared to a net loss of ($7,963) for the three months ended September 30, 1998. The increase in net income for the three months ended September 30, 1999 as compared to the same period in 1998 is due to an increase in net interest income of $49,240, and an increase of $11,586 in non-interest income. Non-interest expense increased $24,231 and income tax expense increased $8,900. Net income increased $54,611 to $30,142 for the six months ended September 30, 1999 as compared to a loss of ($24,469) for the same period in fiscal year 1998. The increase in earnings is primarily due to an increase in net interest income of $87,803, and an increase of $21,120 in non-interest income. Non-interest expense increased $39,375 and income tax expense increased $19,105, while the provision for loan loss decreased $4,168.

Net Interest Income. The Company's net interest income increased $49,240, or 30.3%, to $211,702 for the three months ended September 30, 1999, from $162,462 for the three months ended September 30, 1998. For the six months ended September 30, 1999, net interest income increased $87,803, or 27.8%, to $404,198 from $316,395 for the same period in fiscal 1998. The increases in net interest income reflect an increase of $106,662 in interest income and a corresponding increase of $57,382 in interest expense for the three months ended September 30, 1999 as compared to the same period in 1998, and an increase of $202,912 in interest income and an increase of $115,058 in interest expense for the six months ended September 30, 1999 as compared to the same period in 1998. The increase in interest income reflects increased balances of loans receivable, while interest expense increased due to the increase in deposits and in borrowings from FHLB.

Provision for Loan Losses. During the three months ended September 30, 1999, the Bank charged $13,500 against earnings as a provision for loan losses compared to a provision of $11,721 charged against earnings for the three months ended September 30, 1998. For the six months ended September 30, 1999 the Bank charged $26,000 against earnings as a provision for losses compared to $30,168 charged against earnings for same period in fiscal 1998. The allowance for loan losses at September 30, 1999 is .97% of loans receivable, as compared to .99% of loans receivable, at March 31, 1999. Total non-performing loans at September 30, 1999 are $9,000 or 0.04% of loans receivable, as compared to total non-performing loans at March 31, 1999 of 106,182 or 0.55% of loans receivable.

Management regularly reviews the loan portfolio, including problem loans and changes in the relative makeup of the portfolio to determine whether any loans require classification or the establishment of additional reserves. Management will continue to monitor its allowance for loan losses and make future additions to the allowance as economic conditions dictate. Although the Bank maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

Non-interest Income. For the three months ended September 30, 1999, non-interest income increased $11,586 or 148.7%, to $19,377 from $7,791 for the same period in 1998. For the six months ended September 30, 1999, non-interest income increased $21,120 or 98.9% to $42,466 from $21,346 for the same period in 1998. The increase is primarily due to increased fee income on deposit accounts and to lease income received for the Bank's former office location.

Non-interest Expense. Non-interest expense increased $24,231 or 14.3%, to $193,726 for the three months ended September 30, 1999 from $169,495 for the same period in 1998. The increase was primarily related to the increased operating expenses of a stock savings bank, increased occupancy expense related to the Company's facilities and equipment, increased data processing expense due to higher volumes, and increased employee compensation and benefit expense. Non-interest expense increased $39,375 or 11.5% for the six months ended September 30, 1999 to $380,572 from $341,197 in the same period in 1998, primarily due to the same factors.

 Income Taxes. Income tax expense, (benefit) increased $8,900 to $5,900 for the three months ended September 30, 1999, from ($3,000) for the same period in 1998. For the six months ended September 30, 1999 income tax expense was $9,950 compared to ($9,155) for the six months ended September 30, 1998.

Non-performing Assets
---------------------

On September 30, 1999, non-performing assets were $9,000 compared to $225,000 on March 31, 1999. The non-performing assets on September 30, 1999 consisted of loans of $9,000 while at March 31, 1999 non-performing assets consisted of loans of $106,000 and repossessed or foreclosed assets of $119,000. The balance of the Bank's allowance for loan losses was $211,770 or 23.5 times non-performing assets as of September 30, 1999. The balance of the Bank's allowance for loan losses was $191,019 or 84.7% of non-performing assets as of March 31, 1999. Loans are considered non-performing when the collection of principal and/or interest is not probable, or in the event payments are more than ninety days delinquent.

Capital Resources
-----------------

The Bank is subject to three capital to asset requirements in accordance with OTS regulations. The following table is a summary of the Bank's regulatory capital requirements versus actual capital as of September 30, 1999 and March 31, 1999, respectively:


                                                September 30, 1999
                                                ------------------


                                                  Actual                  Required                    Excess
                                            amount/percent             amount/percent            amount/percent
                                            --------------             --------------            --------------
                                                                   (dollars in thousands)

Tangible                                    $1,929    7.78%            $ 372    1.50%            $1,557    6.28%
Core leverage capital                       $1,929    7.78%            $ 991    4.00%              $938    3.79%
Risk-based capital                          $2,141   14.81%            $1,406   8.00%              $734    4.18%


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

The Bank is required to maintain minimum levels of liquid assets as defined by regulations. The required percentage is currently 4.0% of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The Bank has maintained its liquidity ratio at levels exceeding the minimum requirement. The eligible liquidity ratios at September 30, 1999 and March 31, 1999 were 11.74% and 12.95%, respectively.

In addition to local deposits, the Bank utilizes the funding sources of the FHLB and out-of-market certificates of deposit to meet demand in accordance with the Bank's growth plans. The wholesale funding sources may allow the Bank to obtain a lower cost of funding and/or create a more efficient liability match to the respective assets being funded.

For the purpose of the cash flow statement, all short-term investments with a maturity of three months or less at date of purchase are considered cash equivalents. Cash and cash equivalents for the periods ended September 30, 1999 and March 31, 1999 were $284,531 and $295,827, respectively. The decrease was primarily due to the fact that increases in deposits of $939,000 and Federal Home Loan Bank advances of $1.41 million were offset by an increase in loans receivable of $2.35 million.

Net cash provided (used) by operating activities increased to $202,975 for the six months ended September 30, 1999, from ($128,303) at September 30, 1998.

Year 2000
---------

The Bank has conducted a review of its computer systems in order to determine which systems could be affected by the "Year 2000" issue, and developed, tested and implemented improvements and upgrades to resolve any identified problem. The "Year 2000" problem is the result of computer programs that were written using a two digit field rather than a four digit field to define the year. For example, programs that have date-sensitive fields may recognize a date using "00" as the year 1900 rather than the year 2000. The results of this programming error could be system failure or miscalculation. Management believes the "Year 2000" problem will not pose significant operational problems for the Bank. Given the Bank's interdependence on a third-party service provider, the internal costs related to the Bank's Year 2000 efforts have consisted primarily of accelerating various hardware and software upgrades which generally would have been incurred in the normal course of business, and testing various information systems. The upgrades for hardware and software are in place and operational. Management believes that the internal costs necessary to address the "Year 2000" issue have been identified and these costs have been, (with the exception of ongoing depreciation costs of upgraded equipment) expensed. The only anticipated additional expenses are believed to relate to any costs of excess liquidity which may be required to meet customer demand. Management cannot guarantee that any third-party service provider will be Year 2000 ready other than through assurances provided from the third party service provider to the Company. All third party providers have been contacted and the Company has received such assurances. Management has also implemented procedures for dealing with interruptions in electrical and/or communications services.

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

         Financial Data Schedule Attached - pages 17&18

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


                                                  LANDMARK FINANCIAL CORP.
                                                  -----------------------


Date: 11/5/99                        /s/ Gordon E. Coleman
                                     ---------------------------------
                                     Gordon E. Coleman
                                     President and Chief Executive Officer
                                                 (Duly Authorized Officer)


Date: 11/5/99                         /s/ Paul S. Hofmann
                                      ---------------------------------
                                      Paul S. Hofmann
                                      Vice President and Chief Financial Officer
                                                   (Principal Financial Officer)