Form 10QSB
period 1999-12-31
LANDMARK FINANCIAL CORP /DE
filed 2000-02-11
CIK 1041392

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                    ----------------------------------------

                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 1999

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ___ to ___

                         Commission File Number 0-22951

                            LANDMARK FINANCIAL CORP.
                            -----------------------

             (Exact name of Registrant as specified in its Charter)

                  Delaware                             16-1531343

         (State or other jurisdiction of       (I.R.S. Employer Identification
         incorporation or organization)                  Number)


         211 Erie Boulevard, Canajoharie, New York                        13317
         --------------------------------------------                     -----

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


                                                              X Yes        No
                                                             ---        ---

                  As of December 31, 1999, there were 154,208 shares of the Registrant's common stock, par value $0.10 per share, outstanding.

         Transitional Small Business Disclosure Format (check one):  Yes    X No
                                                                   --       --

                                   Form 10-QSB
                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                                Table of Contents


PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements:

           Consolidated Statements of Financial Condition at December 31,
           1999, (unaudited) and March 31,1999.................................3

           Consolidated Statements of Operations for the three months and
           nine   months    ended    December    31,   1999   and   1998,
           (unaudited).........................................................4

           Consolidated  Statement of Changes In Stockholders' Equity for
           the    nine    months     ended     December     31,     1999,
           (Unaudited)..................................5

           Consolidated  Statements  of Cash  Flows  for the nine  months ended December 31, 1999 and 1998 (Unaudited)........................6

           Notes to Unaudited Consolidated Financial Statements................7

  Item 2. Management's Discussion and Analysis of Financial Condition
           And Results of Operations...........................................9

PART II - OTHER INFORMATION...................................................14


SIGNATURES....................................................................15


FINANCIAL DATA SCHEDULE.......................................................16

                                   Landmark Financial Corporation and Subsidiary
                                  Consolidated Statements of Financial Condition
                                       December 31, 1999 and March 31, 1999


                                                               December 31, 1999           March 31, 1999
                                                                 (Unaudited)                  (Audited)

                      Assets
    Cash                                                            $764,893                  $285,227
    Interest Bearing Deposits                                        490,393                    10,600
    Investment Securities, (Available For Sale)                    2,096,137                 1,900,992
    Mortgage-Backed Securities, (Held To Maturity)                    26,641                    38,468
    Loans Receivable, Net                                         21,715,270                19,189,257
    Accrued Interest Receivable                                      143,284                   107,805
    Stock In Federal Home Loan Bank, At Cost                         125,000                   100,900
    Premises And Equipment, At Cost
      Less Accumulated Depreciation                                  563,188                   583,401
    Deferred Tax Asset                                                31,942                    39,597
    Foreclosed Real Estate                                                 0                   118,815
    Other Assets                                                      67,574                    78,261
                                                                      ------                    ------

                      Total Assets                               $26,024,323               $22,453,323
                                                                 ===========               ===========

                      Liabilities and Stockholders' Equity

    Accounts Payable                                                   1,388                     1,853
    Deposits                                                      21,900,034                19,273,877
    Accrued Interest On Deposits                                         118                         0
    Advance Payments By Borrowers For Taxes
      And Insurance                                                  188,494                   108,174
             Advances From FHLB                                    1,933,012                 1,084,586
    Accrued Expenses And Other Liabilities                            43,547                    56,899
                                                                      ------                    ------

                      Total Liabilities                          $24,066,594               $20,525,389
                                                                 -----------               -----------

    Stockholders' Equity:
    Preferred Stock, $0.10 Par Value Per Share:
    100,000 Shares Authorized; None Issued                                 0                         0
    Common Stock, $0.10 Par Value Per Share:
          400,000 Shares Authorized; 154,508 and 152,000
          Issued at September 30, 1999 and
          March 31, 1999 respectively                                 15,451                    15,200
    Additional Paid-In Capital                                     1,225,186                 1,192,833
    Retained Earnings, Substantially Restricted                      923,727                   867,348
    Accumulated Other Comprehensive Income (Loss)                   (73,931)                   (5,403)
           Unearned Stock Based Compensation                        (29,344)                  (32,604)
    Unearned ESOP Shares                                           (103,360)                 (109,440)
                                                                   ---------                 ---------

                      Total Stockholders' Equity                 $ 1,957,729                $1,927,934
                                                                 -----------                ----------

                      Total Liabilities and Stockholders' Equity $26,024,323              $ 22,453,323
                                                                 ===========              ============


See accompanying notes to unaudited consolidated financial statements.

                                   Landmark Financial Corporation and Subsidiary
                                       Consolidated Statements of Operations
                                            December 31, 1999 and 1998
                                                    (Unaudited)

                                                For the Three Months Ended 12/31             For the Nine Months Ended 12/31
                                                       1999              1998                      1999              1998
                                                       ----              ----                      ----              ----
         Interest income:
           Loans receivable                        $470,666          $378,284                $1,357,913        $1,040,674
           Mortgage-backed securities                   581             1,260                     1,961             3,526
           Investments                               39,943            23,471                   105,415           108,255
                                                     ------            ------                   -------           -------

           Total interest income                    511,190           403,015                 1,465,288         1,152,455

         Interest expense:
           Deposits                                 272,100           226,349                   774,990           659,395
           Advances from FHLB                        28,640             4,565                    73,854             4,565
                                                     ------             -----                  --------            ------

           Total interest expense                   300,740           230,914                   848,843           663,960
                                                    -------           -------                   -------           -------

           Net interest income                      210,451           172,101                   616,445           488,495

         Provision for losses on loans                9,500            54,100                    35,500            84,268

           Net interest income after
           provision for losses on loans            200,951           118,001                   580,945           404,227

         Non-interest income:

           Late charges and other loan fees           5,465             3,895                    20,219            15,050
           Gain on sale of investment securities
           and mortgage-backed securities                 0                 0                     2,850                 0
           Commissions and other fees                     0               200                         0             2,746
           Other                                     15,022             6,013                    39,883            13,660
                                                     ------             -----                    ------            ------

             Total non-interest income               20,487            10,108                    62,953            31,456

         Non-interest expense:

           Compensation and employee benefits        88,759            86,844                   262,804           249,402
           Office buildings and equipment            15,846            14,152                    46,304            29,352
           Data processing                           14,101            13,663                    41,399            32,936
           Advertising                                1,525             3,289                     4,263             6,966
           Deposit insurance premiums                 2,934             3,698                     9,586            10,982
           Other                                     60,840           76,597                    200,079           207,122
           Amortization of cost in excess of
            fair Value of net assets acquired         2,340               657                     4,280             3,338
                                                      -----               ---                     -----             -----

             Total non-interest expense             186,346           198,900                   568,714           540,098
                                                    -------           -------                   -------           -------

             Income (loss) before income taxes       35,092           (70,791)                   75,184          (104,415)

         Income taxes                                 8,855           (15,845)                   18,805           (25,000)
                                                      -----           --------                   ------          --------

           Net income (loss)                        $26,237         ($54,946)                   $56,379         ($79,415)
                                                    =======          ========                   =======         =========

         Earnings per share                           $0.18           ($0.39)                     $0.39           ($0.57)
                                                      =====            ======                     =====            ======

         Average common and common
           equivalent shares outstanding            144,071           140,752                   143,868           140,553
                                                    =======           =======                   =======           =======

      See accompanying  notes to unaudited  consolidated  financial statements.


                                   Landmark Financial Corporation and Subsidiary
                            Consolidated Statements of Changes in Stockholders' Equity
                                        Nine Months Ended December 31, 1999
                                                                                        (Unaudited)

                                          Additional                Accumulated other      Unearned        Unearned       Total
                               Common      paid-in     Retained       Comprehensive       Stock Based        ESOP     Stockholders'
                               Stock       capital     earnings         income(loss)      Compensation      Shares       Equity
------------------------------------------------------------------------------------------------------------------------------------

Balances at March 31, 1999    $15,200     $1,192,833   $867,348          ($5,403)           ($32,604)     ($109,440)    $1,927,934

Comprehensive Income
  Net income (loss)                                      56,379                                                             56,379

  Change in unrealized gain on
  securities available for sale,
  net of  tax effects                                                    (68,528)                                         (68,528)

Total Comprehensive Income (loss)                                                                                         (12,149)

Stock based compensation earned                                                                3,260                         3,260

ESOP shares earned                                                                                            6,080          6,080

Shares Granted for Recognition   251          32,353                                                                        32,604
   And Retention Plan

------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31,1999 $15,451      $1,225,186   $923,727         ($73,931)           ($29,344)      ($103,360)   $1,957,729
                             =======      ==========  =========         =========          ==========      ==========    =========

See accompanying notes to unaudited consolidated financial statements.

                                   Landmark Financial Corporation and Subsidiary
                                       Consolidated Statements of Cash Flows
                                   Nine Months Ended December 31, 1999 and 1998
                                                    (Unaudited)



                                                                                    Dec 31,           Dec 31,
                                                                                     1999              1998

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES
        Net income (loss)                                                           $56,379         ($79,415)
        Adjustments to reconcile net income to net cash provided by (used in)
          Operating activities
            Depreciation                                                             37,112            19,998
            Amortization (accretion), net                                             4,280             3,338
                               Provision for loan losses                             35,500            84,268
            Deferred income taxes                                                     7,655          (25,485)
            Allocation of ESOP Shares                                                 6,080             5,999
            Allocation of Stock Based Compensation                                    3,260                 0
            Decrease (increase) in
                 Accrued interest receivable                                       (35,479)          (25,362)
                 Real Estate Foreclosed                                             118,815                 0
                 Other assets                                                        10,687          (28,162)
              Increase (decrease) in
                 Accounts payable                                                     (465)             (868)
                 Other liabilities                                                   19,369             2,919
                                                                                     ------             -----

                                                                                    263,193          (42,770)
                                                                                    -------          --------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
        Net increase in loans receivable                                        (2,561,513)       (4,027,245)
        Proceeds from maturities and calls of available-for-sale securities         400,000           500,000
        Purchases of available-for-sale securities                                (818,090)       (1,204,643)
        Proceeds from principal repayments of mortgage-backed securities            161,965           127,345
        Purchase of premises and equipment                                         (16,899)         (394,524)
        Purchase of investments required by law, FHLB stock                        (24,100)                 0
                                                                                   -------            -------

                                                                                (2,858,637)       (4,999,067)
                                                                                ----------         ----------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES
        Net increase (decrease) in deposits                                       2,626,157         2,942,020
        Net increase (decrease) in short-term advances, FHLB                        250,000           500,000
        Proceeds from long-term advances, FHLB                                      750,000           750,000
        Payments on long-term advances, FHLB                                      (151,574)           (1,591)
        Increase (decrease) in advances from borrowers for taxes and insurance       80,320            67,743

                                                                                  3,554,903         4,258,172
                                                                                ----------         ----------

                 Net increase (decrease) in cash                                    959,459         (783,665)

CASH, beginning of year                                                             295,827         1,530,236
                                                                                    -------         ---------

CASH, end of period                                                              $1,255,286          $746,571
                                                                                 ==========          ========

SUPPLEMENTAL DISCLOURES:
        Cash paid for:
                 Income taxes                                                             0                 0
                                                                                          =                 =

                 Interest                                                          $848,843          $663,960
                                                                                   ========          ========

        Issuance of Common Stock-Recognition and Retention Plan                     $32,604                $0
        Decrease in Deferred Compensation Payable                                  ($32,604)               $0
        Increase (decrease) on unrealized gain
          on securities available-for-sale                                         ($68,528)           $8,390
                                                                                   =========           ======

        Transfers from loans receivable to foreclosed real estate                          0          $78,236
                                                                                           =          =======

See accompanying notes to unaudited consolidated financial statements.

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                                   (Unaudited)
                                December 31, 1999




(1)      Landmark Financial Corp. and Subsidiary
         ---------------------------------------

         Landmark Financial Corp. (the Company) was incorporated under the laws of the state of Delaware for the purpose of becoming the savings and loan holding company of Landmark Community Bank, (the Bank) in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, pursuant to its Plan of Conversion. The Bank's conversion to stock form was completed on November 13, 1997 at which time the Company acquired the Bank. The Company had no assets prior to the conversion and acquisition on November 13, 1997.

         The accompanying consolidated financial statements and the statements of financial condition include the accounts of the Company and the Bank.

(2)      Basis of Preparation
         --------------------

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments consisting only of normal recurring accruals which are necessary for the fair presentation of the interim financial statements have been included. The consolidated statements of operations for the three month period and nine month period ended December 31, 1999 are not necessarily indicative of the results which may be expected for the entire year. The March 31, 1999 balance sheet has been derived from the audited financial statements as of that date.

(3)      Earnings Per Share
         ------------------

         On November 13, 1997, 152,000 shares of the Company's stock were issued, including 12,160 shares issued to the Employees Stock Ownership Plan (ESOP). On May 21, 1999 an additional 2,508 shares were issued pursuant to the Recognition and Retention Plan. Income per share amounts for the three month and nine month periods ended December 31, 1999 are based upon average shares outstanding of 144,071 shares and 143,868 shares respectively. The averages are exclusive of 10,336 and 10,944 unearned shares, respectively, issued to the ESOP, as though those shares were outstanding for the entire period.

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                                   (Unaudited)
                                December 31, 1999


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

(5)      Employee Stock Ownership Plan
         -----------------------------

         All employees meeting age and service requirements are eligible to participate in an ESOP established on November 23, 1997. Contributions made by the Bank to the ESOP are allocated to participants by a formula based on compensation. Participant benefits become 100% vested after five years. ESOP expenses for the three and nine month periods ended December 31, 1999 were $2,026 and $6,080 respectively. ESOP expenses for the three and nine month periods ended December 31, 1998 were $2,026 and $5,999 respectively.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion compares the financial condition of Landmark Financial Corp. and its wholly owned subsidiary, Landmark Community Bank, (collectively the "Company") at December 31, 1999 to the financial condition at March 31, 1999, its fiscal year-end, and the results of operations for the three month and nine month periods ended December 31, 1999, with the same periods in fiscal 1998. This discussion should be read in conjunction with the interim financial statements and notes which are included herein.

General
-------

Landmark Financial Corp. was organized as a Delaware corporation in June 1997 to acquire all of the capital stock issued by Landmark Community Bank upon its conversion from the mutual to stock form of ownership. Landmark Community Bank was founded in 1925 as a New York chartered savings and loan association located in Canajoharie, New York. In 1997, the Bank converted to a federal charter. The business of the holding company consists primarily of the business of the Bank.

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


Financial Condition
-------------------

Total assets increased $3.5 million, or 15.9%, to $26.0 million at December 31, 1999 from $22.5 million at March 31, 1999. The increase in assets is primarily due to increases in loans receivable, investment securities (available for sale), and cash and deposits, partially offset by decreases in mortgage backed securities (held to maturity), deferred tax assets, and foreclosed real estate and other assets.

Loans receivable, net, increased by $2.5 million, or 13.2%, to $21.7 million at December 31, 1999 from $19.2 million at March 31, 1999, primarily due to increases in commercial and agricultural loans of $1.5 million, an increase in one-to-four family loans of $827,000 an increase in home equity loans of $332,000, offset by a decrease in consumer loans of $100,000.

Investment securities increased by $195,000, or 10.3%, to $2.1 million at December 31, 1999 from $1.9 million at March 31, 1999.

Cash increased by $480,000, or 168.2%, to $765,000 at December 31, 1999 from $285,000 at March 31, 1999. The increase is due to build up of liquidity in anticipation of Year 2000 related withdrawals. Interest bearing deposits increased $480,000 to $490,000 at December 31, 1999.

Deposits increased $2.6 million, or 13.6%, to $21.9 million at December 31, 1999 from $19.3 million at March 31, 1999. The increase in deposits is primarily attributable to an increase in certificates of deposit of $1.8 million, an increase in demand deposits of $490,000, and an increase in savings accounts of $387,000.

Advances from FHLB increased $848,000 from $1.1 million to $1.9 million. The increase in borrowings and the increase in deposits were used to fund loan demand and liquidity.

Total equity increased $30,000 or 1.5%, to $1,957,729 at December 31, 1999 from $1,927,934 at March 31, 1999, due to the earnings for the period of $56,379 and the issuance of $32,604 in common stock, partially offset by an increase in accumulated other comprehensive income (loss) of ($68,528) which was the result of increased unrealized loss on securities.




   Comparison of Operating Results for the Three Months and Nine Months Ended December 31, 1999 and the Three Months and Nine Months Ended December 31, 1998
 ------------------------------------------------------------------------------

Performance Summary. The Company's net income increased $81,183 to $26,237 for the three months ended December 31, 1999, compared to a net loss of ($54,946) for the three months ended December 31, 1998. The increase in net income for the three months ended December 31, 1999 as compared to the same period in 1998 is due to a decrease in the provision for loan losses of $44,600, an increase in net interest income of $38,350, and an increase of $10,379 in non-interest income. Non-interest expense decreased $12,554 and income tax expense increased $24,700. Net income increased $135,794 to $56,379 for the nine months ended
December 31, 1999 as compared to a loss of ($79,415) for the same period in fiscal year 1998. The increase in earnings is primarily due to an increase in net interest income of $127,950, a decrease in provision for loan losses of $48,768, and an increase of $31,497 in non-interest income. Non-interest expense increased $28,616 and income tax expense increased $43,805.

Net Interest Income. The Company's net interest income increased $38,350, or 22.3%, to $210,451 for the three months ended December 31, 1999, from $172,101 for the three months ended December 31, 1998. For the nine months ended December 31, 1999, net interest income increased $127,950, or 26.2%, to $616,445 from $488,495 for the same period in fiscal 1998. The increases in net interest income reflect an increase of $108,175 in interest income and a corresponding increase of $69,826 in interest expense for the three months ended December 31, 1999 as compared to the same period in 1998, and an increase of $313,833 in interest income and an increase of $184,883 in interest expense for the nine months ended December 31, 1999 as compared to the same period in 1998. The increase in interest income reflects increased balances of loans receivable, while interest expense increased due to the increase in deposits and in borrowings from FHLB.

Provision for Loan Losses. During the three months ended December 31, 1999, the Bank charged $9,500 against earnings as a provision for loan losses compared to a provision of $54,100 charged against earnings for the three months ended December 31, 1998. For the nine months ended December 31, 1999 the Bank charged $35,500 against earnings as a provision for losses compared to $84,268 charged against earnings for same period in fiscal 1998. The lower provision for loan losses was deemed appropriate in light of the overall level of the allowance for loan losses and the lower level of non-performing loans in the comparative periods. The allowance for loan losses at December 31, 1999 is 1.01% of loans receivable, as compared to .89% of loans receivable, at December 31, 1998. Total non-performing loans at December 31, 1999 are $25,000 or 0.12% of loans receivable, as compared to total non-performing loans at December 31, 1998 of 80,000 or 0.46% of loans receivable.

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

Non-interest Income. For the three months ended December 31, 1999, non-interest income increased $10,379 or 102.7%, to $20,487 from $10,108 for the same period in 1998. For the nine months ended December 31, 1999, non-interest income increased $31,497 or 100.1% to $62,953 from $31,456 for the same period in 1998. The increase is primarily due to increased fee income on deposit and loan accounts.

Non-interest Expense. Non-interest expense decreased $12,554 or 6.3%, to $186,346 for the three months ended December 31, 1999 from $198,900 for the same period in 1998. The decrease is primarily attributed to a reduction in loan origination expenses. Non-interest expense increased $28,616 or 5.3% for the nine months ended December 31, 1999 to $568,714 from $540,098 in the same period in 1998, primarily due to increased occupancy expense related to the Company's facilities and equipment, increased data processing expense due to higher volumes, and increased employee compensation and benefit expense.

Income Taxes. Income tax expense, (benefit) increased $24,700 to $8,855 for the three months ended December 31, 1999, from ($15,845) for the same period in 1998. For the nine months ended December 31, 1999 income tax expense was $18,805 compared to ($25,000) for the nine months ended December 31, 1998.

Non-performing Assets
---------------------

On December 31, 1999, non-performing assets were $25,000 compared to $225,000 on March 31, 1999. The non-performing assets on December 31, 1999 consisted of one loan of $25,000 while at March 31, 1999 non-performing assets consisted of loans of $106,000 and repossessed or foreclosed assets of $119,000. The balance of the Bank's allowance for loan losses was $220,400 or 8.8 times non-performing assets as of December 31, 1999. The balance of the Bank's allowance for loan losses was $191,019 or 84.7% of non-performing assets as of March 31, 1999. Loans are considered non-performing when the collection of principal and/or interest is not probable, or in the event payments are more than ninety days delinquent.

Capital Resources

The Bank is subject to three capital to asset requirements in accordance with OTS regulations. The following table is a summary of the Bank's regulatory capital requirements versus actual capital as of December 31, 1999 and March 31, 1999, respectively:


                                                 December 31, 1999
                                                 -----------------


                                               Actual                     Required                   Excess
                                            amount/percent             amount/percent            amount/percent
                                            --------------             --------------            --------------
                                                                   (dollars in thousands)

Tangible                                   $1,978      7.58%          $   391     1.50%         $1,587    6.08%
Core leverage capital                      $1,978      7.58%          $ 1,043     4.00%         $  935    3.58%
Risk-based capital                         $2,198     12.26%          $ 1,435     8.00%         $  763    4.25%


                                                   March 31, 1999
                                                   --------------

                                              Actual                     Required                   Excess
                                            amount/percent             amount/percent            amount/percent
                                            --------------             --------------            --------------
                                                                   (dollars in thousands)
Tangible                                    $1,860     8.29%          $  337      1.50%          $1,523     6.79%
Core leverage capital                       $1,860     8.29%          $  897      4.00%          $  963     4.29%
Risk-based capital                          $2,051    13.18%          $1,245      8.00%          $  806     5.18%



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

The Bank is required to maintain minimum levels of liquid assets as defined by regulations. The required percentage is currently 4.0% of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The Bank has maintained its liquidity ratio at levels exceeding the minimum requirement. The eligible liquidity ratios at December 31, 1999 and March 31, 1999 were 14.38% and 12.95%, respectively.

In addition to local deposits, the Bank utilizes the funding sources of the FHLB and out-of-market certificates of deposit to meet demand in accordance with the Bank's growth plans. The wholesale funding sources may allow the Bank to obtain a lower cost of funding and/or create a more efficient liability match to the respective assets being funded.

For the purpose of the cash flow statement, all short-term investments with a maturity of three months or less at date of purchase are considered cash equivalents. Cash and cash equivalents for the periods ended December 31, 1999 and March 31, 1999 were $1,255,286 and $295,827, respectively. The increase was primarily due to increases in deposits of $2.6 million and Federal Home Loan Bank advances of

$848,000, partially offset by an increase in loans receivable of $2.5 million, and an increase in investment securities of $195,000.

Net cash provided (used) by operating activities increased to $263,193 for the nine months ended December 31, 1999, from ($42,770) at December 31, 1998.

Year 2000
---------

The Bank did not experience any "Year 2000" related problems or interruptions in service. All of the hardware and software upgrades are performing as designed and anticipated. The Bank's third party service provider reported encountering a few minor problems, which were corrected almost as quickly as they were discovered.

The additional liquidity built up in anticipation of customer withdrawals has been eliminated subsequent to the report date.

Recent Developments
-------------------

FASB Statement on Employer Disclosures about Pensions and Post-retirement Benefits In February, 1998, the FASB issued SFAS No. 132 which standardizes the disclosure requirements for pensions and other post-retirement benefits; requires additional information on changes in the benefit obligations and fair values of plan assets; and eliminates certain present disclosure requirements. The Statement does not change the measurement or recognition requirements for post-retirement benefits. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997 and, accordingly, has been adopted by the Company in the year ending March 31, 1999. Management does not expect that this standard will significantly affect the Company's financial reporting.

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


                                     LANDMARK FINANCIAL CORP.


Date: 1/31/00                        /s/ Gordon E. Coleman
                                     ---------------------------------
                                     Gordon E. Coleman
                                     President and Chief Executive Officer
                                         (Duly Authorized Officer)


Date: 1/31/00                        /s/ Paul S. Hofmann
                                     ---------------------------------
                                     Paul S. Hofmann
                                     Vice President and Chief Financial Officer
                                         (Principal Financial Officer)