Form 10-K
period 2000-03-31
LANDMARK FINANCIAL CORP /DE
filed 2000-06-28
CIK 1041392

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended March 31, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

For the transaction period from ___________________ to ______________________



                         Commission File Number: 0-22951
                                                 -------

                            LANDMARK FINANCIAL CORP.
       -------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

               Deleware                                       16-1531343
-----------------------------------------            ---------------------------
    (State or Other Jurisdiction of                        (I.R.S. Employer
     Incorporation or Organization)                        Identification No.)

211 Erie Boulevard, Canajoharie, New York                      13317
-----------------------------------------                    ---------
 (Address of Principal Executive Office)                     (Zip Code)

                                 (518) 673-2012
               --------------------------------------------------
               (Registrant's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      -----

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.10 per share
               ---------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirement for the past 90
days. YES      x/          NO
           ----------          ---------

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendments to this Form 10-KSB.   [X]

         As of March 31, 2000, the issuer's revenues\losses were $33,710.

         As of June 8, 2000, there were issued and outstanding 154,508 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of June 8, 2000 ($20.88) was $2,513,012.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended March 31, 2000 (Parts II and IV).

                                     PART I
                                     ------

ITEM 1.           Business
--------------------------

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

     At March 31, 2000, the Company had consolidated assets of $25,436,355, deposits of $21,922,502 and stockholders' equity of $1,944,752.

     The executive office of the Company is located at 211 Erie Boulevard, Canajoharie, New York 13317 Its telephone number at that address is (518) 673-2012.

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

     The Bank has been, and intends to continue to be, a community-oriented financial institution offering selected financial services to meet the needs of the communities it serves. The Bank attracts deposits from the general public and through brokers and historically has used such deposits, together with other funds, to originate one- to four-family residential mortgage loans, and in recent periods to originate commercial real estate loans, commercial business loans and consumer loans consisting primarily of personal loans secured by automobiles. At March 31, 2000, the B total loan portfolio was $21.9 million, of which $11.6 million, or 53.2% were one- to four-family residential mortgage loans, $2.2 million, or 10.1% were commercial real estate loans, $6.0 million, or 27.6% were consumer loans, and $1.7 million, or 7.7% were commercial business loans.

     During the year ended March 31, 2000, the Bank originated $6.4 million of fixed-rate and $2.6 million of adjustable rate loans, all of which were retained in the Bank's portfolio.

     The Bank's executive office is located at 211 Erie Boulevard, Canajoharie, New York 13317-1117. Its telephone number at that address is (518) 673-2012.

Market Area and Competition

     The Bank conducts its operations through its office in Canajoharie, New York which is located in Montgomery County. Montgomery County's population has remained relatively stable over the last 10 years. Th local economy is not expected to produce a large number of one- to four-family residential mortgage lending opportunities. Unemployment in Montgomery County is higher than the average nationally and in New York State. At April 30, 2000 the unemployment rate in Montgomery County was 6.4%.

     The Bank faces competition in attracting deposits and originating loans. Such competition consists of two commercial banks, one savings association and one credit union.

Lending Activities

     General. The Bank has emphasized and, subject to market conditions, will continue to emphasize the origination of one- to four-family residential mortgage loans. However, to a lesser extent, the Bank intends to continue to focus additional resources and lending efforts in consumer lending and commercial business lending. At March 31, 2000, the Bank's portfolio of one- to four-family residential mortgage loans totaled $11.6 million, or 53.2% of total loans. At March 31, 2000, the commercial real estate portfolio totaled $2.2 million, or 10.1% of total loans, all of which were secured by properties located in the Bank's market area. The Bank's consumer loans consist primarily of personal loans (primarily secured by automobiles), passbook loans and property improvement loans. At March 31, 2000 consumer loans totaled $6.0 million, or 27.6% of total loans. The Bank has recently commenced the origination of commercial business loans which at March 31, 2000 totaled $1.7 million, or 7.7% of total loans.

     Under Office of Thrift Supervision ("OTS") regulations, a thrift institution's loans-to-one borrower li generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. At March 31, 2000, the maximum amount which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $500,000. At March 31, 2000, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. The Bank's largest lending relationship at March 31, 2000 was approximately $300,000, which was secured by commercial real estate, and commercial vehicles. At March 31, 2000, this loan was performing in accordance with its terms.

     Loan Portfolio Composition. The following information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and dan allowances for losses) as of the dates indicated.

                                                                                    March 31,
                                                                  --------------------------------------------
                                                                          2000                    1999
                                                                  --------------------    --------------------
                                                                    Amount     Percent      Amount     Percent
                                                                  ---------  ---------    ---------  ---------
                                                                             (Dollars in Thousands)
Real Estate Loans:
-----------------
   One- to four-family........................................    $11,638       53.2%     $10,613       54.76%
   Commercial.................................................      2,215       10.1        1,256        6.48
                                                                  -------    -------      -------    --------
     Total real estate loans..................................     13,853       63.3       11,869       61.24
                                                                  -------    -------      -------    --------

Other Loans:
-----------
   Consumer Loans:
   Property improvement.......................................        155        0.7          113         .58
   Passbook loans.............................................        142        0.7           74         .38
   Personal loans (1).........................................      6,035       27.6        6,243       32.21
                                                                  -------    -------      -------    --------
     Total consumer loans.....................................      6,332       29.0        6,430       33.17
   Commercial business loans..................................      1,686        7.7        1,080        5.59
                                                                  -------    -------      -------    --------

   Total loans................................................    $21,871      100.00%    $19,380      100.00%
                                                                  =======    ========     -------    ========

Less:
----
   Loans in process...........................................    $    --                 $    --
   Allowance for losses.......................................        227                    (191)
                                                                  -------                 --------
   Total loans receivable, net................................    $21,644                 $19,189
                                                                  =======                 =======

----------
(1)  Personal loans are primarily comprised of loans secured by automobiles.

     The following table shows the composition of the Bank's loan portfolio by fixed- and adjustable-rate at the dates indicated.

                                                                                    March 31,
                                                                  --------------------------------------------
                                                                          2000                    1999
                                                                  --------------------    --------------------
                                                                    Amount     Percent      Amount     Percent
                                                                  ---------  ---------    ---------  ---------
                                                                             (Dollars in Thousands)
Fixed-Rate Loans:
----------------
 Real estate:
  One- to four-family.........................................    $ 7,269       33.24%    $ 7,336       37.85%
  Commercial..................................................        952        4.35         691        3.57
                                                                  -------    --------     -------    --------
    Total real estate loans...................................      8,221       37.59       8,027       41.42
  Consumer....................................................      6,273       28.68       6,431       33.18
  Commercial..................................................      1,077        4.92         844        4.36
                                                                  -------    --------     -------    --------
    Total fixed-rate loans....................................     15,571       71.19      15,302       78.96

Adjustable-Rate Loans:
---------------------
 Real estate:
  One- to four-family.........................................      4,369       19.98       3,277       16.91
  Commercial..................................................      1,287        5.88         565        2.92
                                                                  -------    --------     -------    --------
    Total real estate loans...................................      5,656       25.86       3,842       19.83
  Commercial..................................................        585        2.67         236        1.22
  Consumer....................................................         59         .27
    Total adjustable-rate loans...............................      6,300       28.81       4,078       21.04
                                                                  -------    --------     -------    --------
    Total loans...............................................    $21,871      100.00%    $19,380      100.00%
                                                                  -------    ========     -------    ========

Less:
----
  Loans in process............................................    $    --                 $    --
  Allowance for loan losses...................................        227                    (191)
                                                                                          --------
  Total loans receivable, net.................................    $21,644                 $19,189
                                                                  -------                 =======

     One- to Four-Family Mortgage Loans. The Bank's primary lending activity is the origination for its portfolio of one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Bank's market area. Loans are generated through the Bank's marketing efforts, its existing customers and referrals, real estate brokers, builders and local businesses. The Bank generally has limited its real estate loan originations tth financing of properties located within its market area. The average principle balance of the loans in the Bank's one- to four-family residential mortgage loan portfolio was approximately $35,500 at March 31, 2000. At March 31, 2000, the Bank had $11.6 million, or 53.2% of its total loan portfolio, invested in mortgage loans secured by one- to four- family residences.

     The Bank originates fixed-rate residential one- to four-family loans with terms of up to 20 years. As of March 31, 2000, $7.3 million, or 33.2% of the Bank's loan portfolio, consisted of fixed-rate residential one- to four- family loans. The Bank's fixed-rate mortgage loans amortize monthly with principal and interest due each m Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option. The Bank also originates a fixed-rate residential balloon loan with either a five or ten year term and which amortizes over 30 years.

     The Bank also offers ARM loans with maturities ranging up to 30 years. The Bank currently offers ARM loans that adjust every year, with interest rate adjustment limitations up to two percentage points per year and ut six percentage points over the life of the loan. In a rising interest rate environment, such rate limitations may prevent ARM loans from repricing to market interest rates, which would have an adverse effect on net interest income. The Bank has used different interest indices for ARM loans in the past, and currently uses the one year U.S. Treasury Index adjusted to a constant maturity, with a margin of 350 basis points for agency-conforming ARM loans. ARM loans secured by residential one- to four-family real estate totaled $4.4 million, or 20.0% of the Bank's total loan portfolio at March 31, 2000. The origination of fixed-rate mortgage loans versus ARM loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, the Bank's interest rate gap position and loan products offered by the Bank's competitors. Particularly in a relatively low interest rate environment, borrowers prefer fixed-rate loans to ARM loans. During fiscal 2000, the Bank originated $1.0 million in fixed-rate residential mortgage loans and $900,000 in ARM loans.

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

     Commercial Real Estate Lending. The Bank originates loans secured by commercial real estate. At March 31, 2000, $2.2 million, or 10.1%, of the Bank's loan portfolio consisted of 38 commercial real estate loans. At March 31, 2000, the Bank's commercial real estate loans were all performing according to their terms.

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

     Commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. Nevertheless, loans secured by such properties are generally larger, more difficult to evaluate and monitor and, therefore, generally involve a greater degree of rtha one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, the borrower's ability to repay the loan might be impaired. The Bank has attempted to minimize these risks by lending primarily to the ultimate user of the property or on existing income-producing properties.

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

     Consumer loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At March 31, 2000, two consumer loans were classified as non-performing. Aggregate balances of non-performing consumer loans were $7,700.

     Commercial Business Lending. The Bank originates commercial business loans to borrowers located in its market area which are secured by collateral other than real estate. Such commercial business loans are generally secured by equipment, inventory and accounts receivable. At March 31, 2000, the Bank's commercial business loan portfolio totaled $1.7 million, or 7.7% of total loans. At that date, all of the Bank's commercial business loans were performing in accordance with their terms.

     The underwriting standards used by the Bank for commercial business loans include a determination of the borrower's ability to meet existing obligations and payments on the proposed loan from normal cash flow generated from the borrower's business. The financial strength of each borrower is assessed through a review of tax returns and credit reports.

     Commercial business loans generally bear higher interest rates than one- to four-family residential lbu they also involve a higher risk of default since their repayment is dependent on the successful operation of the borrower's business.

Loan Maturity Schedule

     The following table illustrates the interest rate sensitivity of the Bank's loan portfolio at March 31, 2000. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not rth effects of possible prepayments or enforcement of due-on-sale clauses.

                                                  Commercial                                  Commercial
                        One- to Four-Family       Real Estate            Consumer              Business                Total
                        -------------------   -------------------  --------------------  --------------------  --------------------
                                   Weighted              Weighted              Weighted              Weighted              Weighted
                                    Average               Average               Average               Average               Average
                         Amount      Rate      Amount      Rate      Amount      Rate      Amount      Rate      Amount      Rate
                        --------   --------   --------   --------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                   (Dollars in Thousands)
Due During Years
Ending March 31,

2001................... $   --          --%   $   --          --%  $   471        8.95%  $   228        9.59%  $   699       9.15%
2002 ..................    174        8.53        --          --       693        9.99        27        7.93       894       9.65
2003 to 2005...........    526        8.52        --          --     4,956        9.16       767        8.40     6,249       9.01
2005 to 2009...........  2,324        8.37       492        8.71       149        8.89       470        8.55     3,435       8.54
2010 to 2024...........  7,354        8.32     1,646        9.15        62        8.20        --          --     9,062       8.47
2025 and following.....  1,260        8.04        77        7.5         --          --       194        8.75     1,532       8.14
                        ------                ------               -------               -------               -------
     Total Amount Due   $11,638               $2,215               $ 6,332               $ 1,686               $21,871
                        =======               ======               =======               =======               =======

(1) Includes demand loans, loans having no stated maturity and overdraft loans.


     The total amount of loans due after March 31, 2001 which have predetermined interest rates is $16.3 million, while the total amount of loans due after such date which has floating or adjustable interest rates is $4.9 million.

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

     While the Bank originates both adjustable-rate and fixed-rate loans, its ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For fiscal 2000, the Bank originated $6.4 million in fixed-rate loans and $2.6 in adjustable-rate loans.

     The following table shows the loan origination and repayment activities of the Bank for the periods indicated. The Bank did not purchase or sell any loans during the periods indicated.

                                                        Years Ended March 31,
                                                          2000         1999
                                                       ---------    ---------
                                                           (In Thousands)
Originations by Type:
--------------------
   Adjustable rate real estate:
     - one- to four-family...........................  $   985      $   219
     - multi-family..................................       --           --
     - commercial....................................    1,242          175
Non-real estate-consumer.............................      205           30
   Commercial business...............................      127          455
                                                       -------      -------
       Total adjustable-rate.........................    2,559          879
                                                       -------      -------
   Fixed-rate real estate:
     - one- to four-family...........................    1,527        3,450
     - multi-family..................................       --           --
     - commercial....................................       --          236
   Non-real estate-- consumer........................    3,963        6,379
   Commercial business...............................      908           --
                                                       -------      -------
       Total fixed-rate..............................    6,398       10,065
                                                       -------      -------
       Total loans originated........................    8,957       10,944
                                                       -------      -------

Principal repayments.................................    6,466        5,326
                                                       -------      -------
       Total reductions..............................    6,466        5,326
                                                       -------      -------
Net increase (decrease)..............................  $ 2,491      $ 5,618
                                                       =======      =======

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

     With respect to consumer loans, a delinquent notice is sent requesting payment 15 days after the due date. If payment is not made by the 30th day after it is due, the Bank sends a certified letter requesting that the borrower cure the delinquency. If consumer loans are not resolved by 90 days, the account is put on non-accrual status and repossession and/or legal action is normally initiated. Real estate loans and consumer loans of 30 or more days past due are reported monthly to the Board of Directors. For both consumer loans and real estate loans, the Bank officer has authority to begin foreclosure and/or repossession procedures at any time it is necessary or advisable. At March 31, 2000, the total loans delinquent 90 days or more was $99,000 and the total loans delinquent 60 to 89 days was $59,000.

     Delinquent Loans and Non-performing Assets. Loans are reviewed on a regular basis and are placed on non- accrual status when, in the opinion of management, the collection of additional interest is doubtful. Loans are also placed on non-accrual status when principal is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. The loan will remain on non-accrual status until the loan is brought current.

     Real estate acquired through foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan, or its fair value, less estimated selling expenses. Any further write-down of real estate owned is charged against earnings. At March 31, 2000, the Bank had no properties classified as real estate owned.

     The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at March 31, 2000.

                                                 Loans Delinquent For:
                           ---------------------------------------------------------------
                                     60-89 Days                    90 Days and Over              Total Delinquent Loans
                           -------------------------------  ------------------------------   ------------------------------
                                                  Percent                          Percent                          Percent
                                                  of Loan                          of Loan                          of Loan
                            Number     Amount    Category    Number     Amount    Category    Number     Amount    Category
                           ---------  ---------  ---------  ---------  ---------  --------   --------   --------   --------

Real Estate:
  One- to four-family....    1          22        0.19         4         91         0.78        5        113          0.97
  Commercial.............    1          23        1.04        --         --           --        1         23          1.04
Consumer.................    4          14        0.22         2          8         0.13        6         22          0.35
   Total.................    6          59        0.27         6         99         0.45       12        158          0.72

     The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. For all years presented, the Bank has had no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). Foreclosed assets include assets acquired in settlement of loans. At March 31, 2000 and 1999, the Bank did not have any accruing loans that were delinquent more than 90 days. The Bank did have foreclosed assets in the aggregate amount of $3,000.

                                                               March 31,
                                                      --------------------------
                                                        2000             1999
                                                      --------         ---------
                                                        (Dollars In Thousands)

Non-accruing loans:
   One- to four-family............................    $   91           $    88
   Commercial real estate.........................        --                --
   Consumer.......................................         8                18
   Commercial business............................        --                --
                                                      ------           -------
     Total........................................        99               106
                                                      ------           -------
Foreclosed Assets.................................         3               119
                                                      ------           -------
Total non-performing assets.......................    $  102           $   225
                                                      ------           =======
Total as a percentage of total assets.............      0.40%             1.00%
                                                      ======           =======

     For the year ended March 31, 2000, gross interest income which would have been recorded had the non- accruing loans been current in accordance with their original terms amounted to $5,000. No amounts were included in interest income on such loans for the year ended March 31, 2000.

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

     On the basis of management's review of its assets, at March 31, 2000, the Bank had classified a total of $149,000 of its loans and other assets as follows:

                                                         March 31, 2000
                                                       -----------------
                                                         (In Thousands)

           Special Mention...........................      $    51
           Substandard...............................           --
           Doubtful assets...........................           98
           Loss assets...............................           --
             Total...................................          149
           General loss allowance....................          227
           Specific loss allowance...................           --
           Charge-offs...............................           13

     Other Loans of Concern. In addition to the non-performing assets set forth in the tables above, as of March 31, 2000, there were no loans classified by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

     Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value minus estimated cost to sell. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At March 31, 2000, the Bank had no properties that were acquired through foreclosure.

     Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At March 31, 2000, the Bank had a total allowance for loan losses of $227,000, representing 222.6% of total non-performing assets and 1.05% of the Bank's loans receivable, net.

     The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                             March 31,
                                                 ---------------------------------------------------------------
                                                              2000                             1999
                                                 -------------------------------  ------------------------------
                                                                        Percent                          Percent
                                                                       of Loans                         of Loans
                                                              Loan      in Each                Loan      in Each
                                                 Amount of  Amounts    Category   Amount of  Amounts    Category
                                                 Loan Loss  by         to Total   Loan Loss  by         to Total
                                                 Allowance  Category     Loans    Allowance  Category     Loans
                                                 --------------------  ---------  -------------------   --------
                                                                      (Dollars in Thousands)

One- to four-family............................. $  120     $11,638      53.2%    $  105     $10,613     54.77%
Commercial real estate..........................     23      2,215       10.1         --      1,256       6.48
Consumer........................................     66      6,332       29.0         67      6,431      33.18
Commercial business.............................     18      1,686        7.7         --      1,080       5.57
Unallocated.....................................     --         --         --         19         --         --
                                                 ------     ------     ------     ------     ------     ------
  Total......................................... $  227     $21,871       100%    $  191     $19,380    100.00%
                                                 ======     =======    ======     ======     =======    ======

     The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                       Years Ended March 31,
                                                    --------------------------
                                                       2000            1999
                                                    -----------    -----------
                                                      (Dollars In Thousands)

Balance at beginning of period..................    $  191         $   122

Charge-offs:
   One- to four-family..........................        (2)            (25)
   Commercial real estate.......................        --              --
   Consumer.....................................       (11)            (27)
   Commercial business..........................        --              --
                                                    ------         -------
      Total charge-offs.........................       (13)            (52)
                                                    -------        -------

Recoveries:
   One- to four-family..........................        --              --
   Commercial real estate.......................        --              --
   Consumer.....................................         1              --
   Commercial business..........................        --              --
                                                    ------         -------
      Total recoveries..........................         1              --
                                                    ------         -------

Net charge-offs.................................       (12)            (52)
Provision for loan losses.......................        48             121
                                                    ------         -------
Balance at end of period........................    $  227         $   191
                                                    ======         =======

Ratio of net charge-offs during the period to
average loans outstanding during the period....       0.03%           0.31%
                                                      ====         =======

Ratio of net charge-offs during the period to
average non-performing assets..................       7.34%          28.49%
                                                    ======         =======

Investment Activities

     General. The Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has generally maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At March 31, 2000, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 14.99%.

     Federally chartered savings institutions have the authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured ban savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, igrad corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

     Generally, the investment policy of the Bank, as established by the Board of Directors, is to invest funds among various categories of investments and maturities based upon the Bank's liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives.

     Mortgage-backed Securities. The Bank historically purchased mortgage-backed securities primarily to supplement its lending activities, to generate positive interest rate spreads on principal balances with minimal administrative expense, to lower the credit risk of the Bank as a result of the guarantees provided by Government National Mortgage Administration ("GNMA") and Federal National Mortgage Association ("FNMA") and to generally assist in managing the interest rate risk of the Bank. The Bank has invested primarily in federal agency securities, principally GNMA obligations. At March 31, 2000, the Bank's investment in mortgage-backed securities totaled $374,000, or 1.47% of its total assets. At March 31, 2000, $24,000 of the Bank's mortgage-backed securities were classified as held to maturity.

     The GNMA and FNMA certificates are modified pass-through mortgage-backed securities that represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable-rate, single-family residential mortgages issued by these government-sponsored entities. As a result, the interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable rate, as well as prepayment risk, are passed on to the certificate holder. GNMA's guarantee to the holder of timely payments of principal and interest is backed by the full faith and credit of the United States Government. All of the Bank's GNMA certificates are fixed-rate securities, $53,000 in principal amount of FNMA certificates are adjustable-rate securities.

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

     All of the Bank's $374,000 mortgage-backed securities portfolio at March 31, 2000 had contractual maturities over 10 years. The actual maturity of a mortgage-backed security may be less than its contractual maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Bank may be subject to reinvestment risk because, to the extent that the Bank's mortgage-backed securities amortize or prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

     The guaranteed portion of a given pool must be all fixed or all variable rate. The certificates purchased by the Bank are both fixed and adjustable rate mortgage backed securities.

     The   following   table   sets   forth  the   composition   of  the  Bank's
mortgage-backed securities at the dates indicated.

                                                                                    March 31,
                                                                ------------------------------------------------
                                                                         2000                      1999
                                                                ----------------------    ----------------------
                                                                   Book         % of         Book         % of
                                                                   Value        Total        Value        Total
                                                                ---------    ---------    ---------     --------
                                                                             (Dollars in Thousands)
Mortgage-backed securities available for sale:
   FNMA.....................................................    $     52        13.90%    $    198        36.33%
   GNMA.....................................................         293        78.35          300        55.04
                                                                --------     --------     --------      -------
Mortgage-backed - held to maturity .........................          23         6.15           36         6.61
Unamortized premium (discounts), net........................           6         1.60%          11         2.02%
                                                                --------     --------     --------      -------
     Total mortgage-backed securities.......................    $    374       100.00%    $    545       100.00%
                                                                ========     ========     ========      =======


     The following table shows mortgage-backed securities repayment activities of the Bank for the periods indicated. The Bank did not purchase or sell any mortgage-backed securities during fiscal 2000.

                                                          Years Ended March 31,
                                                            2000         1999
                                                          --------     --------
                                                             (In Thousands)
Purchases:
---------
   Adjustable-rate (1).................................   $    --      $   300
   Fixed-rate (1)......................................        --          300
                                                          -------      -------
     Total purchases...................................        --          600
                                                          -------      -------

Sales  ................................................        --           --

Principal Repayments:
--------------------
   Principal repayments................................      (166)        (129)
   Amortization of premiums............................        (5)          --
                                                          --------     -------
     Net increase (decrease)...........................   $  (171)     $   471
                                                          ========     =======
-------------------------
(1)     Consists of pass-through securities.

     Other Investments. At March 31, 2000, the Bank's investment securities other than mortgage-backed securities consisted of federal agency obligations, U.S. Government securities and FHLB stock.

     OTS regulations restrict investments in corporate debt and equity securities by the Bank. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank's unimpaired capital and unimpaired surplus as defined by federal regulations, plus an additional 10% if the investments are fully secured by readily marketable collateral. At March 31, 2000, the Bank was in compliance with this regulation.

     The following table sets forth the composition of the Bank's investment securities at the dates indicated.

                                                                                  At March 31,
                                                                ------------------------------------------------
                                                                         2000                      1999
                                                                ----------------------    ----------------------
                                                                   Book         % of         Book         % of
                                                                   Value        Total        Value        Total
                                                                ---------    ---------    ---------     --------
                                                                             (Dollars in Thousands)
Investment securities held to maturity:
   Federal agency obligations.................................       24         0.96      $    38         1.86%
Investment securities available for sale:
   U.S. government securities.................................       --           --          400        19.55
   Federal agency obligations.................................    2,363        94.07        1,507        73.65
   Equity securities..........................................       --           --           --           --
                                                                -------      -------      -------       ------
     Subtotal.................................................    2,387        95.03        1,945        95.06
                                                                -------      -------      -------       ------
FHLB stock....................................................      125         4.97          101         4.94
                                                                -------      -------      -------       ------
     Total investment securities and FHLB stock...............  $ 2,512       100.00%     $ 2,046       100.00%
                                                                =======      =======      =======       ======
Average remaining life of debt securities.....................  6.0 years                 2.6 years

Other interest-earning assets:
   Interest-bearing deposits with banks.......................  $    50        50.00%     $    11       100.00%
   Federal funds sold.........................................       50        50.00           --           --
                                                                -------      -------      -------       ------

     Total....................................................  $   100       100.00%     $    11       100.00%
                                                                =======      =======      =======       ======


     Investment Portfolio Maturities. The composition and maturities of the investment securities portfolio and mortgage-backed securities are indicated in the following table.

                                                                         At March 31, 2000
                                                 ---------------------------------------------------------------
                                                 Less Than  1 to 5      5 to 10     Over      Total Investment
                                                  1 Year      Years      Years    10 Years       Securities
                                                 ---------  ---------  ---------  --------   -------------------
                                                 Amortized  Amortized  Amortized  Amortized  Amortized  Fair
                                                   Cost       Cost       Cost       Cost       Cost     Value
                                                 ---------  ---------  ---------  --------   --------   --------
                                                                      (Dollars in Thousands)

U.S. government securities..................     $   --     $   --     $   --     $   --     $   --     $   --
Federal agency obligations..................        250        100      1,368        295      2,013      1,951
Mortgage-backed securities..................         --         --         --        374        374        356

Total investment securities.................        250        100      1,368        669      2,387      2,307

Weighted average yield......................       5.58%      6.29%      6.62%      7.27%      6.69%        --%

Sources of Funds

     General. The Bank's primary sources of funds are deposits, receipt of principal and interest on loans and securities, FHLB advances, and other funds provided from operations.

     FHLB advances are used to support lending activities and to assist in the Bank's asset/liability management strategy. Typically, the Bank does not use other forms of borrowings. At March 31, 2000, the Bank had FHLB advances of $1.4 million.

     Deposits. The Bank offers deposit accounts having a range of interest rates and terms. The Bank's deposits consist of passbook, checking and certificate accounts. The certificate accounts currently range in terms from 91 days to 10 years.

     The Bank relies primarily on advertising, competitive pricing policies and customer service to attract and retain these deposits. In fiscal 1998, the Bank began obtaining brokered jumbo CD deposits from out of market customers. These deposits are a more volatile source of funds than transaction or savings accounts, or certificate of deposit accounts obtained from depositors in the Bank's market area. At March 31, 2000, the Bank had $5.9 million in out of market certificates of deposit compared to $5.8 million at March 31, 1999. Out of market certificates of deposit represented 36.03% of total certificates of deposit at March 31, 2000 compared to 38.41% at March 31, 1999. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. During fiscal 1997, the Bank introduced an interest bearing checking account product. At March 31, 2000, $326,000, or 1.49% of total deposits were in interest bearing checking accounts.

     The Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest-rate conscious. The Bank endeavors to manage the pricing of its deposits in keeping with its profitability objectives giving consideration to its asset/liability management. Notwithstanding the foregoing, a significant percentage of the Bank's deposits are for terms of less than one year. At March 31, 2000, $9.3 million, or 56.63% of the Bank's certificates of deposit were in certificates of deposit with terms of 12 months or less. The Bank believes that upon maturity most of these deposits will remain at the Bank. The ability of the Bank to attract and maintain savings accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

Savings Portfolio

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank as of the dates indicated.

                                                                                  At March 31,
                                                                ------------------------------------------------
                                                                         2000                      1999
                                                                ----------------------    ----------------------
                                                                  Amount       Percent      Amount       Percent
                                                                ---------    ---------    ---------     --------
                                                                             (Dollars in Thousands)
Transactions and savings deposits:
---------------------------------

Non-interest bearing checking accounts.......................   $   863         3.94%     $   303         1.57%
Interest-bearing checking accounts 1.75%.....................       326         1.49          492         2.55
Passbook accounts 3.00%......................................     4,359        19.88        3,395        17.61
                                                                -------      -------      -------       ------

Total transactions and savings deposits......................     5,548        25.31        4,190        21.73
                                                                -------      -------      -------       ------

Certificates of deposit:
-----------------------

  0.00 -  3.99%..............................................        --           --           --           --
  4.00 -  5.99%..............................................     8,738        39.86        7,870        40.83
  6.00 -  7.99%..............................................     7,637        34.83        7,214        37.44
                                                                -------      -------      -------       ------

Total certificates of deposit................................    16,375        64.69       15,084        78.27
                                                                -------      -------      -------       ------
Accrued Interest.............................................        --           --           --           --
                                                                -------      -------      -------       ------
Total Deposits...............................................   $21,923       100.00%     $19,274       100.00%
                                                                =======      =======      =======       ======

Deposit Activity

     The following table sets forth the savings flows at the Bank during the periods indicated.

                                                    Years Ended March 31,
                                               -------------------------------
                                                    2000             1999
                                               -------------     -------------
                                                   (Dollars In Thousands)

Opening balance..............................    $  19,274          $ 14,629
Deposits.....................................       37,071            30,553
Withdrawals..................................      (35,469)          (26,803)
Interest credited............................        1,047               895
                                                 ---------          --------

Ending balance...............................    $  21,923          $ 19,274
                                                 =========          ========

Net increase (decrease)......................    $   2,649          $  4,645
                                                 =========          ========

Percent increase (decrease)..................        13.74%            31.75%
                                                 =========          ========

Time Deposit Maturity Schedule

         The  following   table  shows   weighted   average  rate  and  maturity
information for the Bank's certificates of deposit as of March 31, 2000.

                                                                              Weighted
                 Certificate accounts maturing in             Total            Average        Percent of
                         quarter endings:                    Balance            Rate             Total
              ---------------------------------------     -------------    -------------     -------------
                                                          (In Thousands)

              June 30, 2000............................   $    414             6.21                2.53%
              September30, 2000........................      2,700             5.77               16.49
              December 31,2000.........................      1,869             5.63               11.41
              March 31, 2001...........................      2,262             5.67               13.82
              June 30, 2001............................      1,363             5.87                8.32
              September 30, 2001.......................      2,324             6.15               14.20
              December 31, 2001........................        942             5.83                5.75
              March 31, 2002...........................        901             6.05                5.50
              June 30, 2002............................        305             5.86                1.86
              Thereafter...............................      3,295             6.32               20.12
                                                          --------           ------              ------
                  Total................................   $ 16,375             5.93              100.00%
                                                          ========           ======              ======

     The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of March 31, 2000.

                                                                              Maturity
                                                   -------------------------------------------------------------
                                                                   Over         Over
                                                   3 Months       3 to 6       6 to 12       Over
                                                    Or Less       Months       Months      12 Months    Total
                                                   ---------    ---------    ---------    ----------------------
                                                                             (In Thousands)

Certificates of deposit less than $100,000.....    $   192      $  2,363     $ 3,494      $ 8,213       $14,262

Certificates of deposit of $100,000 or more....        222           337         637          917        2,113
                                                   -------      --------     -------      -------       ------

Total certificates of deposit..................    $   414      $  2,700     $ 4,131      $ 9,130       $16,375
                                                   =======      ========     =======      =======       =======


     Borrowings. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory collateral requirements. At March 31, 2000, the Bank had an unused line of credit at the FHLB for up to $2.4 million. At March 31, 2000, the Bank had $1.4 million in advances from the FHLB.

Employees

     At March 31, 2000, the Bank had 7 full-time and 4 part-time employee. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Legal Proceedings

     The Bank is involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of their businesses. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Bank in the proceedings, that the resolution of these proceedings which are in the normal course of business should not have a material effect on the Company's financial position or results of operations on a consolidated basis.

     On February 21, 2000, the Company's Board of Directors' and the Board of Directors' of TrustCo Bank Corp NY and Landmark Acquisition Co. ( a wholly-owned subsidiary of TrustCo Bank Corp. NY) entered into an Agreement and Plan of Merger subject to the approval of the Company's shareholders and the required regulatory approvals.

     Subsequent to the Company's fiscal year end of March 31, 2000, Private Mortgage Investment Services, Inc. (PMIS) and its President, Charles F. Cefalu, on April 17, 2000, filed legal action against the Company and its Board of Directors. The suit alleges that (1) the Company's Board of Directors violated its fiduciary duties to its stockholders by entering into a merger agreement with TrustCo Bank Corp NY and (2) the Agreement to vote in favor that each Company Board member entered into with TrustCo Bank Corp NY is subject to a voting limitation contained in the Company's Certificate of Incorporation. Based upon these allegations, the plaintiffs sought a preliminary and permanent injunction preventing any action in furtherance of the TrustCo Bank Corp NY merger agreement, a declaration that the merger agreement is void, damages in an amount not less than $1,000,000 and costs and attorney's fees. Also on April 17, 2000, the court ordered an order to show cause temporarily restraining any action on the Agreement and Plan of Merger.

     On May 10, 2000, PMIS and a wholly-owned subsidiary, Investors and Lenders, LLC (Investors) filed a Schedule 14D with the Securities and Exchange Commissar formally commencing a tender offer. The tender offer is for a minimum of 100,000 shares or approximately 65% of the Company's outstanding shares at a price of $25.00 per share. The tender offer is subject to a number of contingencies, including the ability of Investors and PMIS to obtain financing and to obtain regulatory approval from the Office of Thrift Supervision.

     On May 16, 200, a modified temporary restraining order was entered that permits the Company's Board of Directors' to respond to the tender offer in compliance with their duties and obligations under state and federal law, to issue a recommendation statement to the Company's stockholders comparing the Investors/PMIS offer with the Agreement and Plan of Merger, and to communicate with TrustCo Bank Corp NY about the Merger and the tender offer.

     On May 31, 2000, the temporary restraining order was dissolved and the plaintiff's request for a preliminary injunction was denied, allowing the Company to schedule a vote on the TrustCo merger

     On June 9, 2000, the plaintiff's sought to have the New York's Supreme Court ruling overturned in Appellate Court. In the opinion of management and counsel at this stage of the litigation, it is not possible to predict the outcome of the action or the pending appeal. The Company intends to vigorously oppose any efforts by plaintiffs to interfere with the ability of the Company's stockholders to vote on the Agreement and Plan of Merger with TrustCo Bank Corp NY and to defend the action.

     In the opinion of management, the costs of defending the litigation referred to above will have a man adverse impact on the Company's operations during the fiscal year ending March 31, 2001. Also, in the opinion of management the total actual costs associatied with the litigation can not be reasonably estimated as of the filing date of the 10-KSB.

Service Corporation Activities

     As a federally chartered savings association, the Bank is permitted by OTS regulations to invest up to 2% of its assets, or approximately $500,000 at March 31, 2000, in the stock of, or loans to, service corporation subsidiaries. The Bank may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal association may engage.

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

     The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In gthes enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

     In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws and regulations, and the Bank is prohibited from engaging in any activities not permitted by such laws and r For example, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. The Bank is in compliance with the noted restrictions.

     OTS regulations limit a thrift institution's loans-to-one borrower to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At March 31, 2000, the Bank's lending limit under this restriction was approximately $500,000. The Bank is in compliance with the loans-to-one borrower limitation.

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

Regulatory Capital Requirements

     Federal Savings Associations. Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement at such savings and loan associations. Generally, these capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. Further, the valuation allowance applicable to the write-down of investments and mortgage- backed securities in accordance with SFAS No. 115 is excluded from the regulatory capital calculation. At March 31, 2000, the Bank had no intangible assets and an unrealized loss, net of tax under SFAS No. 115 of $67,897.

Limitation on Capital Distributions

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

     In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short- term U.S. Treasury obligations) currently must constitute at least 1% of the Bank's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid assets ratio requirement. At March 31, 2000, the Bank was in compliance with both requirements, with a liquid assets ratio of 14.99% and a short-term liquid assets ratio of 3.43%.

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

Qualified Thrift Lender Test

     All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At March 31, 2000, the Bank met the test.

     Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an aha not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its hstate In addition, the savings association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies.

Transactions with Affiliates

     Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Binclud the Company and any company which is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates.

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

Federal Reserve System

     The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking a At March 31, 2000, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB of New York. At March 31, 2000, the Bank had $125,000 of FHLB stock. In past years, the Bank has received dividends on its FHLB stock. The dividend yield from FHLB stock was 6.74% for fiscal 2000. No assurance can be given that such dividends will continue in the future at such levels.

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

Federal and State Taxation

     Federal Taxation. Savings associations such as the Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Code are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-quali loans" is computed under the experience method. For tax years beginning before December 31, 1995, the amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) may be computed under either the experience method or the percentage of taxable income method (based on an annual election). If a savings association elected the latter method, it could claim, each year, a deduction based on a percentage of taxable income, without regard to actual bad debt experience.

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

ITEM 2. Properties
------------------

     The Bank conducts its business through its main and branch offices, located in Canajoharie, New York. The following table sets forth information relating to the offices as of March 31, 2000. The total net book value of the Bank's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at March 31, 2000 was $552,000.

                                                               Total              Net Book Value
                                                            Approximate          of Real Estate at
     Location                     Date Acquired           Square Footage          March 31, 2000
------------------              -----------------       -----------------       -----------------

Main Office:                          1998                     3,200                 $283,000
211 Erie Boulevard
Canajoharie, New York

26 Church Street
Canajoharie, New York                 1973                     3,600                 $112,000

ITEM 3. Legal Proceedings
-------------------------

     There are various claims and lawsuits to which the Company is periodically involved incident to the Company's business. In the opinion of management, the defense of the lawsuit filed by PMIS will result in a significant material and adverse impact on the Company's operations during the fiscal year ending March 31, 2001. The information contained under "Item 1. Business" Legal Proceedings is incorporated by reference.

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

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

         None.

                                    PART III


ITEM 9. Directors and Executive Officers of the Company; Compliance with Section 16(a) of the Exchange Act
--------------------------------------------------------------------------------

The following table sets forth certain information regarding the directors of the Company:

Name                               Title                              Age

Leila N. Salmon                    Director                           70

F. Richard Ferraro                 Director                           75

Edward R. Jacksland                Director                           47

Patricia A. Symolon                Director                           65

Frederick W. Lee                   Director                           64

Frederick P. LaCoppola             Director and Treasurer             57

Carl J. Rockefeller                Director                           48

John R. Francisco                  Chairman of the Board              49

Gordon E. Coleman                  President, Chief Executive         45
                                   Officer and Director
-----------------------
(1)    At March 31, 2000.

     The business experience of each director is set forth below. All directors have held their present position for at least the past five years, except as otherwise indicated.

     John R. Francisco is the Chairman of the Board of the Company. Mr. Francisco is a retired attorney and a private investor.

     Gordon E. Coleman is the President and Chief Executive Officer of the Company. Prior to joining the Bank in 1996, Mr. Coleman was the Agricultural Loan Officer for Central National Bank from 1993 until 1996. Prior to that time Mr. Coleman was an Assistant Vice President of Citizens National Bank of Malone.

     Leila N. Salmon is a consultant for not-for-profit organizations in the area of mental health administration.

     F. Richard Ferraro is a Leasing Manger for R. Brown & Sons, Inc., an automobile dealership.

     Frederick P. LaCoppola is the Bank's Treasurer. Mr. LaCoppola is retired. Mr. LaCoppola was a District Agent for Prudential Insurance Corp.

     Carl J. Rockefeller serves as the business manager of the Fort Plain Central School in Ft. Plain, New York. Mr. Rockefeller is also bookkeeper for the town of Minden.

     Patricia A. Symolon is retired. Until her retirement in 1996, she was the former Chief Executive Officer of Canajoharie Buildings Savings and Loan Association.

     Edward R. Jacksland is the President and Manager of The Hearn Agency, Inc. an insurance brokerage.

     Frederick W. Lee is the President and Chairman of the Board of Lee Publications, Inc., a publisher and printer.

     The Common Stock of the Company is registered with the Securities and Exchange Commission (the "SE") pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"). The officers and directors of the Company and beneficial owners of greater than 10% of the Company's Common Stock ("10% beneficial owners") are required to file reports on Forms 3,4 and 5 with the SEC disclosing beneficial ownership and changes in beneficial ownership of the Common Stock. SEC rules require disclosure in the Company's Proxy Statement or Annual Report on Form 10-KSB of the failure of an officer, director or 10% beneficial owner of the Company's Common Stock to file a Form 3, 4, or 5 on a timely basis. All of the Company's officers and directors filed these reports on a timely basis.

ITEM 10. Executive Compensation
-------------------------------

Executive Compensation

     The following table sets forth for the years ended March 31, 1998, 1999, and 2000, certain information as to the total remuneration paid by the Company to Mr. Coleman, the Company's chief executive officer. No officer of the Company received cash compensation exceeding $100,000 in 2000.


                                                SUMMARY COMPENSATION TABLE
==========================================================================================================================
                                                                                     Long-Term
                          Annual Compensation                                   Compensation Awards

                         Fiscal                               Other      Restricted
                          Years                               Annual        Stock     Options/                All Other
       Name and           Ended      Salary      Bonus     Compensation   Award(s)      SARs                Compensation
Principal Position (1)  March 31,      ($)        ($)         ($)(2)         ($)        (#)      Payouts       ($)(3)
--------------------------------------------------------------------------------------------------------------------------
Gordon E. Coleman         2000         $64,700    $300          $1,941      --
President and Chief       1999          63,300     250          24,204      --        3,800       --            --
Executive Officer         1998          54,600   4,400           1,940      --         --         --            --

==========================================================================================================================

(1) No other executive officer received salary and bonuses that in the aggregate exceeded $100,000.
(2) Includes 1,520 shares allocated to Mr. Coleman under the Landmark Financial Corp. 1998 Recognition and Retention Plan.
(3) The aggregate amount of such benefits did not exceed the lesser of $50,000 or 10% of cash compensation for tname individuals.

Benefits

     Employee Stock Ownership Plan and Trust. The Company has established an Employee Stock Ownership Plan and Related Trust ("ESOP") for eligible employees. The ESOP is a tax-qualified plan subject to the requirements of ERISA and the Code. Employees with a 12-month period of employment with the Company during which they worked at least 1,000 hours and who have attained age 21 are eligible to participate. The ESOP has borrowed funds and has purchased 12,160 shares. The Common Stock purchased by the ESOP serves as collateral for the loan. The loan will be repaid principally from the Company's contributions to the ESOP over a period of up to 15 years. The interest rate for the loan is the prime rate. Shares purchased by the ESOP will be held in a suspense account for allocation among participants as the loan is repaid.

     Contributions to the ESOP and shares released from the suspense account in an amount proportional to the repayment of the ESOP loan will be allocated among participants on the basis of compensation in the year of allocation, up to an annual adjusted maximum level of compensation. Benefits generally become vested after five years of credited service. Forfeitures will be reallocated among remaining participating employees in the same proportion as contributions. Benefits may be payable upon death, retirement, early retirement, disability or separation from service. The Company's contributions to the ESOP will not be fixed, so benefits payable under the ESOP cannot be estimated.

     In connection with the establishment of the ESOP, a committee consisting of all nonemployee Directors was selected by the Company to administer the ESOP and the Company's other stock benefit plans (the "Stock Benefits Committee"). An unrelated corporate trustee for the ESOP initially was appointed. The Stock Benefits Committee may instruct the trustee regarding investment of funds contributed to the ESOP. The ESOP trustee generally will vote all shares of Common Stock held under the ESOP in accordance with the written instructions of the Stock Benefits Committee. In certain circumstances, however, the ESOP trustee must vote all allocated shares held in the ESOP in accordance with the instructions of the participating employees, and unallocated shares and shares held in the suspense account in a manner calculated to most accurately reflect the instructions the ESOP trustee has received from participants regarding the allocated stock, subject to and in accordance with the fiduciary duties under ERISA owed by the ESOP trustee to the ESOP participants. Under ERISA, the Secretary of Labor is authorized to bring an action against the ESOP trustee for the failure of the ESOP trustee to comply with its fiduciary responsibilities.

Stock Option Plan

     The Company adopted the Landmark Financial Corp. 1998 Stock Option Plan (the "Option Plan"), which provides for discretionary awards to officers, directors and key employees with a proprietary interest in the Company as an incentive to contribute to the success of the Company and to reward key employees for outstanding performance and attainment of targeted goals. The grant of awards under the Option Plan is determined by the Company's Compensation Committee (the "Committee"), the members of which are the full Board of Directors or at least two non-employee directors. The Option Plan authorizes the granting of incentive and non-statutory stock options for up to 15,200 shares of Common Stock (as adjusted to reflect the Stock Dividends), to such officers and full-time employees of the Company and any subsidiaries as the Committee may determine. Mr. Coleman did not receive any stock option grants during fiscal year 2000. Directors Salmon, Jacksland and Lee were each granted options to purchase 400 shares of common stock at a price of $13.00 per share.

     Set forth in the table that follows certain information concerning options outstanding to the chief executive officer at March 31, 2000. No options were exercised by the chief executive officer during fiscal 2000.


                                AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND
                                             FISCAL YEAR-END OPTION VALUES
========================================================================================================================
                                                                       Number of Unexercised   Value of Unexercised In-
                                                                        Options at Year-End      The-Money Options at
                                                                                                     Year-End (2)
                          Shares Acquired Upon                        ------------------------ -------------------------
         Name                   Exercise         Value Realized(1)    Exercisable\Unexercisable Exercisable\Unexercisable
                                                                                (#)                       ($)
------------------------------------------------------------------------------------------------------------------------
Gordon E. Coleman                  -0-                  -0-                  -0-\3,800                 $-0-\$-0-
=======================  ======================= ==================  ========================= =========================

(1) Equals to difference between the aggregate exercise price of the options exercised and the aggregate fair market value of the shares of common stock received upon exercise computed using the price of common stock as quoted on the National Quotation System "Pink Sheets" at the time of exercise.
(2) Equals the difference between the aggregate exercise price of such options and the aggregate fair market value of the shares of common stock that would be received upon exercise, assuming such exercise occurred on March 31, 1999, at which date the closing price of the common stock as quoted on the National Daily Quotation System "Pink Sheets" was at $7.50.

Recognition and Retention Plan

     The Company adopted the Landmark Financial Corp. 1998 Recognition and Retention Plan (the "RRP") as a method of providing certain key employees and non-employee directors of the Company and Bank with a proprietary interest in the Company and the Bank and to provide these individuals with an incentive to increase the value of the Company and the Bank and contribute to its success. The RRP is administered by the Company's Compensation Committee, the members of which are the full Board of Directors or at least two non-employee directors. The RRP provides for the award of 6,080 shares which will vest at a rate of 20% per year over the five years following the date of grant.. Under the RRP, shares of common stock have been awarded in the following amounts to the Chief Executive Officer, Executive Group and Non-Executive Director group. Gordon E. Coleman received an award of 1,520 shares of common stock, H. Stuart Larson received an award of 380 shares of common stock, Directors Francisco and Rockefeller received awards of 304 and 304. During the year ended March 31, 2000, no awards were made under the RRP.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

                  BENEFICIAL OWNERSHIP OF LANDMARK COMMON STOCK
                   BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     We have 154,508 shares of common stock issued and outstanding. The following table sets forth information regarding share ownership of those persons or entities known by management to beneficially own more than five percent of our common stock, and all directors and executive officers of Landmark as a group.

                                       Amount of Shares
                                       Owned and Nature       Percent of Shares
  Name and Address of                    of Beneficial         of Common Stock
   Beneficial Owners                       Ownership             Outstanding

Directors and Officers (1):

Frederick W. Lee                           3,500(4)               2.27%
Edward R. Jacksland                        2,000                  1.29%
Gordon E. Coleman                          5,009(5)               3.21%
John R. Francisco                          6,365(6)               4.11%
F. Richard Ferraro                           280(7)               0.18%
Frederick P. LaCoppola                       580(8)               0.38%
Carl J. Rockefeller                          641(9)               0.41%
Leila N. Salmon                            1,100(10)              0.71%
Patricia A. Symolon                          580(11)              0.38%
Paul Hofmann                               1,500                  0.97%
H. Stuart Larson                             576                  0.37%
                                        --------                ------
All Directors and Executive Officers      22,131                 14.28%
                                        ========                ======
  as a Group (11 persons)

Landmark Community Bank                   12,160(3)                 7.87%
Employee Stock Ownership Plan
211 Erie Boulevard
Canajoharie, New York 13126

Unvested RRP shares                        2,006                  1.30
-----------------
(1) The mailing address of all named persons is 211 Erie Boulevard, Canajoharie, New York.
(2) Excludes unvested shares awarded under the Recognition and Retention Plan and Stock Option Plan, but includes 1,232 shares subject to currently exercisable options or options exercisable at any time within 60 days from the Record Date.
(3) The amount reported represents 12,160 shares held by the ESOP, 1,824 of the original 12,160 have been allocated to accounts of participants as the Record Date (June, 2000). The trustee of the ESOP, may be deemed to beneficially own the shares held by the ESOP that have not been allocated to accounts of participants. Unallocated shares held in the ESOP's suspense account or allocated shares for which no voting instructions are received are voted by the trustee in the same proportion as allocated shares voted by participants.
(4)  Mr. Lee claims shared investment and voting power over all reported shares.
(5) Mr. Coleman claims shared investment and voting power over 75 shares. Also includes 1,520 shares underlying options exercisable within 60 days of the record date.

(6) Includes 304 shares underlying options exercisable within 60 days of the record date.
(7) Includes 80 shares underlying options exercisable within 60 days of the record date.
(8) Includes 80 shares underlying options exercisable within 60 days of the record date.
(9) Includes 80 shares underlying options exercisable within 60 days of the record date.
(10) Includes 1,000 shares of common stock as to which Ms. Salmon claims shares investment and voting power.
(11) Includes 80 shares underlying options exercisable within 60 days of the record date.


ITEM 12. Certain Relationships and Related Transactions
-------------------------------------------------------

Transactions With Certain Related Persons

     All transactions between the Company and its executive officers, directors, holders of 10% or more of the shares of its Common Stock and affiliates thereof, are on terms no less favorable to the Company than could have been obtained by it in arm's-length negotiations with unaffiliated persons. Such transactions must be approved by a majority of independent outside directors of the Company not having any interest in the transaction.

                                     PART IV

ITEM 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

         (a)(1)  Financial Statements

     The exhibits and financial statement schedules filed as a part of this Form 10-KSB are as follows:

            (A)      Independent Auditors' Report;

            (B) Consolidated Statements of Financial Condition - March 31, 2000 and 1999.

            (C) Consolidated Statements of Operations - years ended March 31, 2000 and 1999;

            (D)      Consolidated Statements of Changes in Stockholders' Equity
                     - years ended March 31, 2000 and 1999;

            (F) Consolidated Statements of Cash Flows - years ended March 31, 2000 and 1999; and

            (G)      Notes to Consolidated Financial  Statements.

      (a)(2)  Financial Statement Schedules

     All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

         (b)      Reports on Form 8-K

     The Company filed a Form 8-K Current Report on March 3, 2000 to report on "Item 5-Other Events" the Company's Agreement to be acquired by TrustCo Bank NY.

         (c)      Exhibits

          3.1  Certificate  of   Incorporation   of  Landmark   Financial  Corp.
               Incorporated herein by reference to the Company's registration statement on Form SB-2, file No. 333-29793 (the "Form SB-2")

          3.2 Bylaws of Landmark Financial Corp. (Incorporated herein by reference to the Company's Form SB-2)

          4    Form  of  Stock   Certificate   of  Landmark   Financial   Corp.,
               incorporated from Form SB-2

          10 Agreement and Plan of Merger (Incorporated by reference to Current Report on Form 8-K filed via EDGAR on March 3, 2000)

          13   Annual Report to Stockholders

          21   Subsidiaries of Company

          27   Financial Data Schedule

                                   Signatures

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           Landmark Financial Corp.



Date: June 26, 2000                    By:\s\ Gordon E. Coleman
                                          --------------------------------------
                                           Gordon E. Coleman
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:\s\ Gordon E. Coleman                           By:\s\ Frederick W. Lee
   -----------------------------------------          --------------------------
   Gordon E. Coleman                                 Frederick W. Lee
   President, Chief Executive Officer and            Director
   Director (Principal Executive Officer)

Date: June 26, 2000                                Date: June 26, 2000


By:\s\ Paul Hofmann                                By:\s\ Patricia A. Symolon
   -----------------------------------------          --------------------------
   Paul Hofmann                                      Patricia A. Symolon
   Chief Financial Officer (Principal                Director
   Financial and Accounting Officer)

Date: June 26, 2000                                Date: June 26, 2000


By:\s\ John R. Francisco                           By:\s\ Carl J. Rockefeller
   -----------------------------------------          --------------------------
   John R. Francisco                                 Carl J. Rockefeller
   Chairman of the Board                             Vice Chairman of the Board

Date: June 26, 2000                                Date: June 26, 2000


By:\s\ Frederick LaCoppola                         By:\s\ Edward R. Jacksland
   -----------------------------------------          --------------------------
   Frederick LaCoppola                               Edward R. Jacksland
   Director                                          Director

Date: June 26, 2000                                Date: June 26, 2000


By:\s\ Leila N. Salmon
   -----------------------------------------
   Leila N. Salmon
   Director

Date: June 26, 2000

                                   EXHIBIT 13

                          ANNUAL REPORT TO STOCKHOLDERS

                            Landmark Financial Corp.



                               2000 Annual Report

Table Of Contents
--------------------------------------------------------------------------------

                                                                     Page


Selected Consolidated Financial Information                           1-2

Management's Discussion and Analysis of Financial Condition
         And Results of Operations                                   3-13

Independent Auditors' Report                                           14

Consolidated Financial Statements                                   15-18

Notes to Consolidated Financial Statements                          19-42

Common Stock Information                                               43

Directors and Officers                                                 44

Corporate Information                                                  45

                            LANDMARK FINANCIAL CORP.
                      211 Erie Blvd., Canajoharie, NY 13317
                                 (518) 673 2012




June 8, 2000

The Board of Directors, Officers, and Staff of Landmark Financial Corp., and its wholly owned subsidiary, Landmark Community Bank, are pleased to provide you, our fellow shareholders, with this year's annual report.

I would like to take a moment and review the past fiscal year with you, the owners of Landmark Financial Corp. The Company ended its fiscal year on March 31, 2000 with $25,436,355 in total assets. This compares to the previous fiscal year-end of $22,453,323, which represents 8.8% growth. The company's earnings also showed tremendous improvement ending the year with a net profit of
$33,710.00, this net number includes the extraordinary expense item of $71,133.00 in merger and acquisition fees. This compares to a net loss of $96,404.00 the previous year.

This past year has been one of many changes for the Company. We saw the turnaround in the profitability of your organization occur, as we anticipated. We entered into a merger agreement with TRUSTCO Bank Corp NY, a well regarded community bank throughout the capital district of New York Unfortunately, following the announcement of the TRUSTCO merger, a local business filed a lawsuit against the Board of Directors to stop the pending merger. That lawsuit is still pending at this time. Management and the Board, in consultation with our advisors, have concluded that the lawsuit is without merit and we intend to vigorously oppose this attempt to harm your company.

The pending merger and acquisition of Landmark Financial Corp. and it's wholly owned subsidiary Landmark Community Bank by TRUSTCO represents a wonderful opportunity for you, the shareholder. The $21.00 per share offer is a substantial premium over the current per share book value of $12.55. For those shareholders who participated in the initial stock offering during the fourth calendar quarter of 1997, the TRUSTCO offer represents a 210% return on your initial investment.

I would welcome the opportunity to further discuss any aspect of this letter, or any other questions or concerns that you may have about our Company, with each of you privately. Please don't hesitate to contact me by telephone at (518) 673-2012, e-mail at cbsl@telenet.net, or in person at our banking office at 211 Erie Blvd., Canajoharie, NY.

Sincerely,

/s/ Gordon E. Coleman

Gordon E. Coleman
President and CEO

                    SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

Set forth below are selected consolidated financial and other data of the Company. The financial data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto presented elsewhere in this Annual Report.


                                                               At March 31,
                                        --------------------------------------------------------
                                        2000          1999        1998         1997         1996
                                        ----          ----        ----         ----         ----
                                                             (In Thousands)

Selected Financial Condition Data:

Total Assets                           $  25,436      22,453    $  16,811    $  11,326    $  7,606
Cash and cash equivalents                    568         296        1,530          709       1,351
Loans receivable, net                     21,644      19,189       13,640        9,392       5,528
Trading Account Securities                -            -            -               69       -
Mortgage Backed Securities:
       Held to maturity                       24          38           74          257         340
Investment Securities
       Held to maturity                   -            -            -              200       -
       Available for sale                  2,283       1,901        1,104          398         241
FHLB Stock                                   125         101           87           59          64
Deposits                                  21,923      19,274       14,629       10,237       6,465
Advances by borrowers for taxes
       and insurance                          85         108           97          107          95
Total stockholders' equity                 1,945       1,928        2,059          956         993


                                                                At March 31,
                                        --------------------------------------------------------
                                        2000          1999        1998         1997         1996
                                        ----          ----        ----         ----         ----
                                                             (In Thousands)
Selected Operations Data:
Total interest income                 $    1,980       1,596    $   1,293     $    688     $   622
Total interest expense                    (1,157)       (912)        (726)        (326)       (270)
                                      ----------    --------    ---------     --------     -------
      Net interest income                    823         684          567          362         352
Provision for loan losses                    (49)       (121)         (12)         (78)          -
                                      ----------    --------    ---------     --------     -------
Net interest income after
      provision for loan losses              774         563          555          284         352
Fees and service charges                      54          35           29           29          10
Other non-interest income                     35          10           38           67           -
                                      ----------    --------    ---------     --------     -------
Total non-interest income                     89          44           67           96          10
Total non-interest expense                  (821)       (731)        (610)        (434)       (239)
                                      ----------    --------    ---------     --------     -------
Income (loss) before taxes                    42        (123)          12          (54)        123
Income tax (provision) benefit                (9)         27           (5)          18         (38)
                                      ----------    --------    ---------     --------     -------
Net income (loss)                     $       34         (96)   $       7     $    (36)    $    85
                                      ==========   =========    =========     ========     =======

                                                                            SELECTED RATIOS DATA


                                                                                    Years Ended March 31,
                                                          -----------------------------------------------------------------
                                                            2000          1999          1998           1997         1996
                                                          ----------    ---------    ----------      ---------    ---------
Perfomance Ratios:
  Return on assets (ratio of net income to
    average total assets)                                      0.14%       -0.48%          0.05%        -0.41%        1.08%
  Return on retained earnings (ratio of
    net income to average equity)                              1.74%       -4.85%          0.56%        -3.67%        8.83%
  Interest rate spread information:
    Average during period                                      3.18%        3.30%          3.37%         3.77%        4.13%
    End of period                                              3.39%        3.53%          2.81%         3.34%        4.25%

  Net interest margin (1)                                      3.59%        3.64%          3.71%         4.23%        4.59%
  Ratio of operating expense to average total assets           3.43%        3.68%          3.83%         4.89%        3.04%
  Ratio of average interest-earning assets to average
    interest-bearing liabilities                             108.05%      106.93%        107.16%       111.97%      114.46%


Asset Quality Ratios:
  Non-performing assets to total assets
    at end of period                                           0.40%        1.00%          0.86%         0.41%        0.00%
  Allowance for loan losses to non-performing loans          231.86%      179.90%         84.72%       235.32%        0.00%
  Allowance for loan losses to loans receivable                1.04%        0.99%          0.89%         1.17%        0.58%

Capital Ratios:
  Stockholder's equity to total assets at end of period        7.65%        8.59%         12.25%         8.43%       13.56%
    (Previously net worth to total assets 1997-1996)
  Average net worth to average assets                          8.09%       10.00%          8.31%        11.06%       12.27%

Other Data:
  Number of full-service offices                                   1            1              1             1            1

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


GENERAL

Landmark Financial Corp. (the "Company") is a Delaware corporation, which is the holding company for Landmark Community Bank (the "Bank"). The Company was organized by the Bank for the purpose of acquiring all of the capital stock of the Bank in connection with the conversion of the Bank from mutual to stock form, which was completed on November 13, 1997 (the "Conversion"). The only significant assets of the Company are the capital stock of the Bank; the Company's loan to the Bank's Employee Stock Ownership Plan (ESOP), and the remaining net proceeds of the conversion retained by the Company. The business of the Company consists solely of the business of the Bank.

The Bank was originally chartered in 1925 as a New York-chartered mutual savings and loan association under the name Canajoharie Building Savings & Loan
Association. The Bank is headquartered in Canajoharie, New York. The Bank amended its mutual charter in 1997 to become a federal mutual savings bank. At March 31, 2000, the Bank had total assets of $25,414,772, deposits of $21,922,503, and stockholders' equity of $1,905,862.

In February 2000, the Company entered into an agreement to be acquired by TrustCo Bank Corp. NY. Pursuant to the agreement each share of Landmark common stock will be converted into the right to receive $21.00 in cash. Landmark shareholders will be given the opportunity to vote on the agreement to be acquired by TrustCo. A special meeting of shareholders is scheduled to be held during the third calendar quarter 2000. Detailed information regarding the acquisition will be included in the special meeting proxy statement.

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

SUBSEQUENT EVENTS

On April 17, 2000, Private Mortgage Investment Services, Inc. (PMIS), and its President, Charles F. Cefalu filed legal action against the Company and its Board of Directors. The suit alleges that (1) the Company's Board of Directors violated its fiduciary duties to its stockholders by entering into a merger agreement with TrustCo Bank Corp NY, and (2) the agreement to vote in favor that each Company Board member entered into with TrustCo Bank Corp NY is subject to a voting limitation contained in the Company's Certificate of Incorporation. Based upon these allegations, the plaintiffs sought a preliminary and permanent injunction preventing any action in furtherance of the TrustCo Bank Corp NY merger agreement, a declaration that the merger agreement is void, damages in an amount not less than $1,000,000 and costs and attorney's fees. Also on April 17, 2000, the court ordered an order to show cause temporarily restraining any action on the Agreement and Plan of the Merger. On May 10, 2000 PMIS and a wholly-owned subsidiary. Investors and Lenders, LLC (Investors) filed a Schedule 14D with the Securities and Exchange Commissar formally commencing a tender offer. The tender offer is for a minimum of 100,000 shares or approximately 65% of the Company's outstanding shares at a price of $25.00 per share. The tender offer is subject to a number of contingencies, including the ability of Investors and PMIS to obtain financing and to obtain regulatory approval from the Office of Thrift Supervision.

On May 16, 2000, a modified temporary restraining order was entered that permitted the Company's Board of Directors to respond to the tender offer in compliance with their duties and obligations under state and federal law, to issue a recommendation statement to the Company's stockholders comparing the Investors/PMIS offer with the Agreement and Plan of Merger, and to communicate with TrustCo Bank Corp NY about the Merger and tender offer.

On May 31, 2000, New York State Supreme Court Justice Robert P. Best signed an order dissolving the Temporary Restraining Order entered on April 17, 2000. Judge Best also denied a request for a Preliminary Injunction made the same day by Investors/PMIS. The Company intends to proceed to schedule a stockholder meeting to vote on the Merger agreement with TrustCo Bank Corp NY.

The Company intends to vigorously oppose any efforts by Investors/PMIS to interfere with the ability of the Company's stockholders to vote on the Agreement and Plan of Merger with TrustCo Bank Corp NY.

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

Management has implemented various strategies designed to enhance the Bank's profitability while maintaining its safety and soundness. These strategies include reducing the Bank's exposure to interest rate risk by originating shorter-term consumer loans and adjustable rate business loans and by investing in adjustable rate mortgage backed securities. Additionally, the Bank has been working to extend the maturity of interest bearing liabilities, including using FHLB advances to fund assets, and to increase its demand and savings deposit bases by offering a variety of checking and saving account products. The Bank maintains the asset quality of its loan portfolio by adhering to internal loan underwriting policies. The Bank also generally limits its investment portfolio and its investment in mortgage backed securities to securities of the United States government, and its Agencies and to mortgage-backed securities issued by or guaranteed by the United States government or agencies thereof.

The Bank is subject to certain minimum capital requirements, which are monitored by The Office of Thrift Supervision. It is management's intention to continue to surpass the minimum levels and to maintain its capital strength. The Company's ratio of equity to assets at March 31, 2000 was 7.65%.


FINANCIAL CONDITION

Total Assets. Total assets increased $2.98 million or 13.3%, to $25.44 million at March 31, 2000 from $22.45 million at March 31, 1999. The increase in assets was primarily due to increases in loans receivable, investment securities, and cash on hand.

Loans Receivable, Net. Loans receivable, net increased by $2.45 million or 12.8% to $21.64 million at March 31, 2000 from $19.19 million at March 31, 1999, primarily due to increases in commercial loans of $1.54 million, an increase in one-to-four family loans of $700,000, and an increase in home equity loans of $366,000.

Mortgage-Backed Securities. Mortgage-backed securities held to maturity decreased by $14,000 or 37.6% to $24,000 at March 31, 2000 from $38,000 at March 31, 1999. The decrease was due to amortization and prepayments on the loans that secure the Bank's mortgage-backed securities.

Investment  Securities.   Investment  securities   available-for-sale  increased
$382,000 or 20.1% to $2.3 million at March 31, 2000 from $1.9 million at March 31, 1999.

Premises and Equipment. Premises and equipment decreased $31,000 to $552,000 at March 31, 2000 compared to $583,000 at March 31, 1999.

Deposits. Deposits increased $2.65 million, or 13.7%, to $21.92 million at March 31, 2000 from $19.27 million at March 31, 1999. The increase in deposits is primarily attributable to an increase in local certificates of deposit (with maturities of one to three years) of $1.2 million and an increase in out of market certificates of deposit of $100,000, an increase in savings deposits of $964,000, and an increase in checking deposits of $395,000. The Bank had $5.9 million in out of market certificates of deposit at March 31, 2000.

Advances from FHLB. The Bank had $1.37 million of outstanding advances from the Federal Home Loan Bank at March 31, 2000 compared to $1.08 million of outstanding advances on March 31, 1999. The advances are being used by the Bank to fund both short and long term cash needs and to help manage interest rate risk.

Equity. Total stockholders' equity increased $17,000 or 0.87%, to $1.94 million at March 31, 2000 from $1.93 million at March 31, 1999.

Comparison of Operating Results for the Years Ended March 31, 2000 and March 31, 1999.

Performance Summary. Net income increased $130,114 to $33,710 for the year ended March 31, 2000, compared to a net loss of ($96,404) for the year ended March 31, 1999. The increase in earnings was primarily due to increases in net interest income and non-interest income and a decrease in the provision for loan losses. Partially offsetting these increases to income were increases in non-interest expense and income tax expense. Earnings per share increased to $0.24 from a loss of ($0.69) for the previous year.

Net Interest Income. Net interest income increased $138,719 or 20.3%, to $822,908 for the year ended March 31, 2000, from $684,189 for the year ended March 31, 1999. The increase in net interest income reflects an increase of $383,782 in interest income, to $1,980,130 from $1,596,348 and a corresponding increase of $245,063 in interest expense, to $1,157,222 from $912,159 for the year ended March 31, 2000 as compared to the year ended March 31, 1999. The increase in interest income reflects increased balances of loans receivable and investment securities. Interest expense increased primarily due to the increases in interest bearing deposits and advances from the Federal Home Loan Bank.

For the year ended March 31, 2000, the average yield on interest-earning assets was 8.64% compared to 8.49% for the year ended March 31, 1999. The average cost of interest-bearing liabilities was 5.45% for the year ended March 31, 2000 which was an increase from 5.19% for the year ended March 31, 1999. The average balance of interest-earning assets increased $4.1 million or 22.0%, to $22.9 million for the year ended March 31, 2000 as compared to $18.8 million for the year ended March 31, 1999. During the same period, the average balance of interest-bearing liabilities increased $3.6 million or 20.7%, to $21.2 million from $17.6 million in the year ended March 31, 1999.

Due to funding costs increasing more rapidly than earning yields, the average interest rate spread declined to 3.18% for the year ended March 31, 2000 compared to 3.30% for fiscal 1999. The average net interest margin also decreased to 3.59% at March 31, 2000 compared to 3.64% for the year ended March 31, 1999.

Provision for Loan Losses. During the year ended March 31, 2000, the Bank charged $48,500 against earnings as a provision for loan losses compared to a provision of $121,000 charged against earnings for the year ended March 31, 1999. During fiscal 2000, the Bank's loan portfolio experienced charge-offs of $13,267 compared with $51,981 charged off during the previous year. The allowance for loan losses at March 31, 2000 was increased to 1.04% of loans receivable as compared to 0.99% of loans receivable at March 31, 1999. The allowance for loan losses as a percentage of non-performing assets was 224.2% at March 31, 2000 as compared to 179.9% at March 31, 1999. Total non-performing assets at March 31, 2000 were $101,000, or 0.46% of loans receivable, as compared to total non-performing assets at March 31, 1999 of $225,000 or 1.03% of loans receivable. The increase in the allowance for loan losses as a percentage of loans is due to management's recognition of the increased risk associated with the increased balances of the commercial loan portfolio as well as the overall increase in the dollar value of loans receivable. The Bank's allowance for loan losses at March 31, 2000 and March 31, 1999 was $227,218 and $191,019, respectively.

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

Non-interest Income. For the year ended March 31, 2000, non-interest income increased $44,850 or 100.8%, to $89,362 from $44,512 for the year ended March 31, 1999. The increase was primarily due to increases in service charge income, late fees on loans, and insurance commissions in the amount of $20,109 for the year ended March 31, 2000, and an increase in other income from MasterCard programs, lease of the 26 Church St. facility, and gain on sale of securities in the amount of $24,741.

Non-interest Expense. Non-interest expense increased $90,784 or 12.4%, to $821,494 for the year ended March 31, 2000 from $730,710 for the same period in 1999. The majority of the increase, $71,133 or 78.4% of the increase was the expense incurred in relation to the proposed merger with TrustCo. Of the remaining increase of $19,651, compensation expense increased $31,000, occupancy expenses increased $21,000, data processing expense increased $10,000, while professional and legal fees decreased $12,000, FDIC premiums decreased $4,000, and other operating expenses decreased $31,000.

Income Taxes. Income tax expense increased $35,171 to $8,566 for the year ended March 31, 2000 from a benefit of $26,605 for the year ended March 31, 1999. The increase is due to the increase in pre-tax income. The Company's effective tax rate was 34% for the years ended March 31, 2000 and March 31, 1999.

                                                       AVERAGE YIELDS EARNED AND RATES PAID

                                                                            Years Ended March 31,
                                                    2000                            1999                          1998
                                     ------------------------------   -------------------------------  -----------------------------
                                      Average     Interest              Average    Interest             Average    Interest
                                     Outstanding   Earned/            Outstanding   Earned/            Outstanding  Earned/
                                      Balance       Paid   Yield/Rate   Balance      Paid   Yield/Rate  Balance      Paid Yield/Rate
                                     -----------  -------- ---------- -----------  -------- ---------- ----------- ------ ----------
                                                                              (Dollars in Thousands)

Interest-earning assets:
  Loans receivable (1) (2)              $  20,626    1,823     8.84%     16,515  $   1,453     8.80%   $  13,250  $  1,174     8.86%
  Mortgage-backed securities                   31        3     9.68%         52          4     7.69%         117        10     8.55%
  Investment securities                     2,092      143     6.84%      1,409         87     6.17%         849        53     6.24%
  FHLB stock                                  113        8     7.08%         89          6     6.74%          74         7     9.46%
  Interest bearing deposits                    56        3     5.41%        725         46     6.34%         978        49     5.01%
                                        ---------  -------            ---------  ---------             ---------  --------
    Total interest-earning assets       $  22,917    1,980     8.64%     18,790  $   1,596     8.49%   $  15,268  $  1,293     8.47%
                                        =========  =======            =========  =========             =========  ========


Interest-bearing liabilities:
  Interest-bearing checking             $     378        8     2.12%        816  $       9     1.10%         463  $      3     0.65%
  Passbook accounts                         3,877      117     3.02%      3,391        102     3.01%       3,965       118     2.98%
  Certificate accounts                     15,730      931     5.92%     12,913        781     6.05%       9,820       605     6.16%
  FHLB advances                             1,226      101     8.24%        452         20     4.42%
                                        ---------  -------            ---------  ---------             ---------  --------
  Total interest-bearing liabilities    $  21,210    1,157     5.45%     17,572  $     912     5.19%   $  14,248  $    726     5.10%
                                        =========  =======            =========  =========             =========  ========

Net interest income                               $    823                       $     684                        $    567
                                                  ========                       =========                        =========
Net interest rate spread                                       3.18%                           3.30%                           3.37%
                                                            ========                      =========                         =======
Net earning assets                      $   1,707                         1,218                        $   1,020
                                        =========                    ==========                        =========
Net yield on average
  interest-earning assets                                      3.59%                           3.64%                           3.71%
                                                           ========                       =========                         =======
Ratio of average interest-earning assets to
  average interest-bearing liabilities             108.05%                         106.93%                           107.16%
                                                =========                       =========                         =========

(1)  Calculated net of deferred loan fees, loan discounts, and loans in process.
(2) In computing average balances and average yield on loans, non-accruing loans have been included.

                                               SPREAD AND MARGIN

                                                                                 Years Ended March 31,
                                                                    -----------------------------------------------
                                                                       2000              1999               1998
                                                                    ----------        ----------         ----------
Average yield on loans                                                 8.84%             8.80%              8.86%
Average yield on mortgage-backed securities                            9.68%             7.69%              8.55%
Average yield on investment securities                                 6.84%             6.17%              6.24%
Average yield on FHLB stock                                            7.08%             6.74%              9.46%
Average yield on other interest-bearing deposits                       5.41%             6.34%              5.01%
Average yield on all interest-earning assets                           8.64%             8.49%              8.47%

Average rate paid on interest-bearing checking                         2.12%             1.10%              0.65%
Average rate paid on passbook accounts                                 3.02%             3.01%              2.98%
Average rate paid on certificate accounts                              5.92%             6.05%              6.16%
Average rate paid on FHLB advances                                     8.24%             4.42%
Average rate paid on all interest-bearing liabilities                  5.45%             5.19%              5.10%

Interest rate spread (spread between weighted average
  rate on all interest-earning assets and all interest-bearing
  liabilities)                                                         3.18%             3.30%              3.37%

Net interest margin (net interest income as a percentage
  of average interest-earning assets)                                  3.59%             3.64%              3.71%

                                               RATE VOLUME ANALYSIS

                                               2000 Compared to 1999                        1999 Compared to 1998
                                            Increase (Decrease) Due to                   Increase (Decrease) Due to
                                       -------------------------------------      ---------------------------------------
                                          Volume         Rate        Net             Volume         Rate           Net
                                                                          (In thousands)



Interest-earning assets:
  Loans Receivable                     $     362     $      8    $    370          $    291     $     (10)    $     281
  Mortgage-backed securities                  (2)           1          (1)               (6)           (0)           (6)
  Investment Securities                       42           14          56                35            (1)           34
  FHLB stock                                   2            0           2                 1            (2)           (1)
  Interest bearing deposits                  (42)          (1)        (43)              (15)           10            (5)
                                       ---------     --------    --------          --------     ---------     ---------
   Total net change in income on
     interest-earning assets           $     361     $     23    $    384          $    307     $      (4)    $     303
                                       =========     ========    ========          ========     =========     =========


Interest-bearing liabilities:
  Passbook accounts                    $      (5)    $      4    $     (1)         $      2     $       4     $       6
  Interest-bearing checking                   15            0          15               (17)            1           (16)
  Certificates of deposit                    170          (20)        150               191           (15)          176
   FHLB advances                              34           47          81                 0            20            20
                                       ---------     --------    --------          --------     ---------     ---------
   Total net change in income on
    interest-bearing liabilities       $     214     $     31    $    245          $    176     $      10     $     186
                                       =========     ========    ========          ========     =========     =========

Net change in net interest income                                $    139                                     $     117
                                                                 ========                                     =========

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

Asset and Liability Management

One of the Bank's principal financial objectives is to achieve long-term profitability while reducing its exposure to fluctuations in interest rates. The Bank has sought to reduce exposure of its earnings to changes in market rates by managing the mismatch between asset and liability maturities and interest rates. The principal elements in achieving this objective have been to increase the interest-rate sensitivity of the Bank's assets by originating business loans with maturities of five years and less and by extending the maturities of certain of its liabilities by utilizing FHLB term loans to fund some of the asset growth and by promoting longer term certificates of deposit. The Bank has also increased its core deposit base by increasing DDA account balances 49.7% to $1,189,247 from $794,652 at March 31, 2000 and 1999 respectively and passbook balances 28.4% to $4,358,743 from $3,395,145 during the same period. However, the Bank continues to retain longer term fixed rate residential mortgage loans in the portfolio. During the fiscal year, fixed rate residential mortgages increased 7.7% to $7.1 million from $6.6 million, while adjustable rate residential mortgages increased 4.1% from $2.5 million to $2.6 million. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates a negative gap would tend to adversely affect interest income. During a period of falling interest rates, a negative gap would tend to positively affect net interest income. At March 31, 2000, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing during the same period by $6,757,167, representing a one-year gap of (27.99)%.

Interest Rate Gap Analysis                             Cumulatively Repriced Within
                                        12 months        1 to 3 Years        3 to 5 years        After 5 yrs        Total
                                      --------------   ------------------    --------------   ---------------    -------------
Interest Earning Cash              $        135,996 $                  0 $               0 $               0 $        135,996
Securities                                  302,281                    0           372,594         1,690,846        2,365,721
Loans                                     3,930,597            3,616,011         4,933,212         9,164,032       21,643,852
Non-int rate sensitive assets                                                                      1,269,204        1,269,203
                                      --------------   ------------------    --------------------------------    -------------
     Total assets                  $      4,368,597 $          3,616,011 $       5,305,806 $      12,124,082  $    25,414,772

Deposits:
   Demand                                   237,590              237,590           237,590           475,179        1,187,949
   Savings                                1,090,011              523,205           523,205         2,223,622        4,360,043
   Time                                   9,272,990            6,185,033           247,503           668,986       16,374,512
                                      --------------   ------------------    --------------------------------    -------------
     Total deposits                $     10,600,590 $          6,945,828 $       1,008,298 $       3,367,787  $    21,922,504
Borrowing                          $        525,450 $            460,216 $         273,854 $         107,058  $     1,366,578
Non-int sensitive liabilities                                                                        219,828          219,828
Equity                                                                                             1,905,862        1,905,862
                                      --------------   ------------------    --------------   ---------------    -------------
     Total liabilities and equity  $     11,126,041 $          7,406,043 $       1,282,152 $       5,600,535  $    25,414,772


Incremental gap:
   Interest sensitivity gap        $  (6,757,167)    $       (3,790,033) $       4,023,654 $       6,523,547
   Gap as a % of earn. assets            (27.99%)               (15.70%)            16.66%            27.02%
   Int sensitive                            39.27                  48.83            413.82            193.82
assets/liabilities

Cumulative gap:
   Interest sensitivity gap        $  (6,757,167)    $      (10,547,200)        (6,523,546)                0
   Gap as a % of earn. assets            (27.99%)               (43.68%)           (27.02%)                0
   Int sensitive assets/liabilities         39.27                  43.09             67.08             95.01


The Company has historically relied upon retail deposit accounts in the form of savings accounts and certificates of deposit as its primary source of funds. Although management believes that these retail deposits may reduce the effects of interest rate fluctuations because these deposits generally represent a stable source of funds from within and around the surrounding communities, the Bank has historically supplemented these deposits with brokered certificates of deposit from out of area customers. Management has strived to reduce the relative dependence on out-of-market deposits due to their higher cost and lower stability. At March 31, 2000 out-of-market deposits were $5.7 million or 26.0% of total deposits, compared to $5.8 million or 30.1% of total deposits as of March 31, 1999.

The Bank's Board of Directors has formulated an Asset Liability Management Policy designed to promote long-term profitability while managing interest-rate risk. The Company recognizes the inherent risk in its interest rate gap position, particularly in periods of rising interest rates.

Liquidity and Capital Resources

The Bank's principal sources of funds are deposits, principal and interest payments on loans, and investment securities. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition. Additional sources of funds may be obtained from the Federal Home Loan Bank of New York by utilizing numerous available products to meet funding needs. The Bank has a credit line with the Federal Home Loan Bank of New York in the amount of $2,400,600, which expires on September 13, 2000. It is management's intention to renew the credit line prior to its expiration. The Bank also has available collateralized borrowing capacity at the FHLB of approximately $5 million. At March 31, 2000, the Bank had borrowings outstanding to the FHLB of $1,366,577.

The Bank is required to maintain minimum levels of liquid assets as defined by regulations. The required percentage is currently 4.0% of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The Bank has maintained its liquidity ratio at levels exceeding the minimum requirement. The eligible liquidity ratios at March 31, 2000 and March 31, 1999 were 14.99% and 12.95%, respectively.

The Bank's most liquid assets are cash and cash equivalents. For these purposes, all short-term investments with a maturity of three months or less at date of purchase are considered cash equivalents. Cash and cash equivalents for the periods ended March 31, 2000 and March 31, 1999 were $568,080 and $295,827 respectively.

At March 31, 2000 the Bank had outstanding loan commitments and loans awaiting disbursement of $195,000. It is anticipated that sufficient funds will be available to meet loan commitments including loan applications received and in process.

Certificates of deposit, which are scheduled to mature in one year or less at March 31, 2000, were $9.27 million. Management believes that a significant portion of such deposits will remain with the Bank.

At March 31, 2000, the Company had tangible capital of $2,029,336, or 8.0% of total assets, which is approximately $1,520,636 above the minimum requirement of 2.0% of adjusted total assets in effect on that date. The Company had core capital of $2,029,336, or 8.0% of total adjusted assets, which is approximately $1,011,936 above the minimum leverage ratio of 4.0% in effect on that date. The Company had total risk based capital of $2,256,554 which is approximately $862,654 above the 8.0% requirement in effect on that date.

Management is aware that the Company's capital ratios will be adversely affected by the ongoing merger and acquisition expenses and those expenses related to defending the Company from a lawsuit filed subsequent to the Company's fiscal year end.

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

                           HARVAZINSKI & MONTANYE, LLP
                          Certified Public Accountants
                                Albany, New York








               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Landmark Financial Corp. and Subsidiary

     We have audited the accompanying consolidated statements of financial condition of Landmark Financial Corp. (the Company) and subsidiary as of March 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Landmark Financial Corp. and subsidiary as of March 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.






Albany, New York
May 16, 2000

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

---------------------------------------------------------------------------------------------------------------------------
                                                                                                         March 31,
                                                                                                  2000              1999
                                                                                                  ----              ----

                             ASSETS
Cash (including interest bearing deposits
     $100,000, 2000; $10,600, 1999)                                                     $        568,080    $       295,827
Mortgage-backed securities, held-to-maturity (fair value
     approximates $23,312; 2000; $38,336, 1999)                                                   23,997             38,468
Investment securities, available-for-sale                                                      2,283,184          1,900,992
Loans receivable, net of allowance for loan losses of $227,218
     in 2000 and $191,019 in 1999                                                             21,643,852         19,189,257
Investments required by law - stock in Federal Home Loan
     Bank of New York, at cost                                                                   125,000            100,900
Accrued interest receivable                                                                      126,119            107,805
Premises and equipment, net of accumulated depreciation                                          552,385            583,401
Foreclosed real estate                                                                                --            118,815
Deferred tax asset                                                                                44,462             39,597
Other assets                                                                                      69,276             78,261
                                                                                          --------------          ----------


              Total Assets                                                              $     25,436,355    $    22,453,323
                                                                                        ================    ===============


     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Deposits, non-interest bearing                                                     $        862,774    $       302,641
     Deposits, interest bearing                                                               21,059,728         18,971,236
     Advance payments by borrowers for property taxes and
         insurance                                                                                84,745            108,174
     Advances from the Federal Home Loan Bank of New York
         Short-term                                                                                   --            250,000
         Long-term                                                                             1,366,577            834,586
     Accrued expenses and other liabilities                                                      117,779             58,752
                                                                                        ----------------    ---------------
         Total liabilities                                                                    23,491,603         20,525,389
                                                                                        ----------------    ---------------


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY
     Preferred stock of $.10 par value; 100,000 shares authorized,
         none issued                                                                                  --                 --
     Common stock of $.10 par value; 400,000 shares authorized;
         154,508 and 152,000 shares issued and outstanding in
         2000 and 1999, respectively                                                              15,451             15,200
     Additional paid-in capital                                                                1,225,186          1,192,833
     Retained earnings, substantially restricted                                                 901,058            867,348
     Accumulated other comprehensive income (loss)                                               (67,897)            (5,403)
     Unearned stock based compensation                                                           (27,713)           (32,604)
     Unearned ESOP shares                                                                       (101,333)          (109,440)
                                                                                        ----------------    ---------------
                                                                                               1,944,752          1,927,934
                                                                                        ----------------    ---------------


              Total Liabilities and Stockholders' Equity                                $     25,436,355    $    22,453,323
                                                                                        ================    ===============

---------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                            CONSOLIDATED STATEMENTS OF OPERATIONS

----------------------------------------------------------------------------------------------------------------------------
                                                                                                        Years Ended
                                                                                                         March 31,
                                                                                                  2000              1999
                                                                                                  ----              ----
INTEREST INCOME
     Loans receivable
         First mortgage loans                                                               $    827,967       $    742,642
         Other loans                                                                             995,352            700,384
     Investment securities and interest bearing deposits                                         156,811            153,322
                                                                                            ------------       ------------
           Total interest income                                                               1,980,130          1,596,348
                                                                                            ------------       ------------

INTEREST EXPENSE
     Deposits                                                                                  1,047,291            892,587
     Short-term advances, Federal Home Loan Bank of New York                                       2,797                242
     Long-term advances, Federal Home Loan Bank of New York                                      107,134             19,330
                                                                                            ------------       ------------
                                                                                               1,157,222            912,159
                                                                                            ------------       ------------

              Net interest income                                                                822,908            684,189

PROVISION FOR LOAN LOSSES                                                                         48,500            121,000
                                                                                            ------------       ------------

              Net interest income after provision for loan losses                                774,408            563,189
                                                                                            ------------       ------------

NON-INTEREST INCOME
     Loan fees and service charges                                                                54,389             34,280
     Net gain on sales of available-for-sale securities                                            2,925                 --
     Other non-interest income                                                                    32,048             10,232
                                                                                            ------------       ------------
           Total non-interest income                                                              89,362             44,512
                                                                                            ------------       ------------

NON-INTEREST EXPENSE
     General and administrative expenses
         Compensation, payroll taxes and fringe benefits                                         358,759            327,751
         Advertising and business promotion                                                        7,084              7,785
         Building occupancy and equipment expenses,
           including depreciation                                                                 66,226             45,228
         Federal insurance premiums                                                               10,618             14,758
         Data processing expenses                                                                 55,690             45,609
         General office and supply expense                                                        56,726             50,701
         Professional and regulatory fees                                                         74,160             86,518
         Merger and acquisition expense                                                           71,133                 --
         Other operating expenses                                                                121,098            152,360
                                                                                            ------------       ------------
           Total non-interest expense                                                            821,494            730,710
                                                                                            ------------       ------------

              Income (loss) before income taxes                                                   42,276           (123,009)

PROVISION FOR INCOME TAX BENEFIT (EXPENSE)                                                        (8,566)            26,605
                                                                                            ------------       ------------

              Net income (loss)                                                             $     33,710       $    (96,404)
                                                                                            ============       =============

NET INCOME (LOSS) PER COMMON SHARE
     Basic                                                                                  $       .24        $       (.69)
                                                                                            ===========        =============

     Diluted                                                                                $       .22        $       (.69)
                                                                                            ===========        =============
----------------------------------------------------------------------------------------------------------------------------


                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                       Years Ended March 31, 2000 and 1999
----------------------------------------------------------------------------------------------------------------------------


                                                                                   Accumulated      Unearned
                                    Common Stock         Additional                   Other          Stock      Unearned     Total
                                    ------------           paid-in    Retained    Comprehensive      Based        ESOP  stockholders
                                Shares        Amounts      capital    earnings    income (loss)  Compensation    Shares     equity
                                ------        -------      -------    --------    -------------  ------------    ------     ------
BALANCES AT
March 31, 1998                 152,000     $   15,200   $1,192,833   $ 963,752     $   5,036      $     --    $(117,466) $ 2,059,355

Comprehensive Income (loss)
Net income  (loss)                 --             --           --     (96,404)            --            --         --      (96,404)
Change in unrealized
   gain (loss) on
 securities available
   for-sale, net of tax
  effects                          --             --           --          --       (10,439)            --         --      (10,439)

Total comprehensive
income (loss)                                                                                                              (106,843)
                                                                                                                        ------------

Unearned stock
based compensation                 --             --           --          --            --       (32,604)         --       (32,604)

ESOP shares earned                 --             --           --          --            --             --         8,026       8,026
                              ------------------------------------------------------------------------------------------------------

BALANCES AT
March 31, 1999                 152,000         15,200     1,192,833    867,348        (5,403)     (32,604)      (109,440)  1,927,934
                               =====================================================================================================

Comprehensive Income (loss)
Net income (loss)                   --             --           --      33,710            --             --           --      33,710
Change in unrealized
  gain (loss) on
 securities available
 for sale, net of reclassification
 adjustment and tax effects          --            --           --          --       (62,494)            --           --    (62,494)
                                -------

Total comprehensive
income (loss)                                                                                                               (28,784)
                                                                                                                         -----------

Shares granted for
stock based compensation         2,508            251       32,353          --            --            --            --      32,604

Amortization of stock
based compensation                   --            --           --          --             --        4,891            --       4,891

ESOP shares earned                   --            --           --          --             --           --          8,107      8,107
                              ------------------------------------------------------------------------------------------------------


BALANCES AT
March 31, 2000                  154,508        $ 15,451   $1,225,186   $ 901,058 $      (67,897)    $(27,713)  $(101,333) $1,944,752
                                ====================================================================================================
----------------------------------------------------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------------

                                                                                                          Years Ended
                                                                                                           March 31,
                                                                                                     2000           1999
                                                                                                     ----           ----
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES
     Net income (loss)                                                                       $      33,710   $      (96,404)
     Adjustments to reconcile net income to net cash provided by (used in)
      operating activities
         Depreciation                                                                               52,621           32,189
         Amortization (accretion), net                                                               5,319            4,134
         Realized gain on sale of available-for-sale securities, net                                (2,925)              --
         Amortization of stock based compensation                                                    4,891               --
         Provision for loan losses                                                                  48,500          121,000
         Deferred income taxes                                                                       7,117          (32,497)
         Allocation of ESOP shares                                                                   8,107            8,026
         Decrease (increase) in
              Accrued interest receivable                                                          (18,314)         (21,662)
              Other assets                                                                           8,985            6,526
         Increase (decrease) in
              Accrued expenses and other liabilities                                                91,631              774
                                                                                             -------------   --------------
                                                                                                   239,642           22,086
                                                                                             -------------   --------------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
     Net increase in loans receivable                                                           (2,473,260)      (5,788,930)
     Proceeds from sale of available-for-sale securities                                           202,925               --
     Proceeds from maturities and calls of available-for-sale securities                           200,000          600,000
     Purchases of available-for-sale securities                                                 (1,013,068)      (1,505,434)
     Proceeds from principal repayments of mortgage-backed securities                              165,552          129,397
     Purchase of premises and equipment                                                            (21,605)        (418,356)
     Purchase of investments required by law, FHLB stock                                           (24,100)         (13,500)
     Proceeds from sale foreclosed real estate                                                      88,980               --
                                                                                             -------------   --------------
                                                                                                (2,874,576)      (6,996,823)

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES
     Net increase in deposits                                                                    2,648,625        4,645,021
     Net increase (decrease) in short-term advances, FHLB                                         (250,000)         250,000
     Proceeds from long-term advances, FHLB                                                        750,000          850,000
     Payments on long-term advances, FHLB                                                         (218,009)         (15,414)
     Increase (decrease) in advances from borrowing taxes and insurance                            (23,429)          10,721
                                                                                             -------------   --------------
                                                                                                 2,907,187        5,740,328

              Net increase (decrease) in cash and cash equivalents                                 272,253       (1,234,409)

CASH AND CASH EQUIVALENTS, beginning of year                                                       295,827        1,530,236
                                                                                             -------------   --------------

CASH AND CASH EQUIVALENTS, end of year                                                       $     568,080   $      295,827
                                                                                             =============   ==============

SUPPLEMENTAL DISCLOSURES:
     Cash paid for:
         Income taxes                                                                        $         820   $          125
                                                                                             =============   ==============

         Interest on deposits and borrowings                                                 $   1,157,222   $      912,159
                                                                                             =============   ==============

     Decrease on unrealized loss on securities available-for-sale, net of tax                $     (62,494)  $      (10,439)
                                                                                             =============   ==============

     Transfer of loans receivable to foreclosed real estate                                  $          --   $      118,815
                                                                                             =============   ==============

     Insurance of common stock for stock based compensation                                  $      32,604   $           --
                                                                                             =============   ==============

     Loans originated to finance the sale of real estate acquired
         through foreclosure                                                                 $      29,835   $           --
                                                                                             =============   ==============

----------------------------------------------------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2000 and 1999





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

     2.  Basis of Presentation and Consolidation

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

     The Company maintains cash and time deposits at one financial institution, totaling $270,353 at March 31, 2000. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000.

     4.  Investment Securities

     Trading Securities: Securities that are held for short-term resale are classified as trading account securities and recorded at their fair values. Realized and unrealized gains and losses on trading account securities are included in noninterest income.

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2000 and 1999




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

     Declines   in  the  fair   value   of   individual   held-to-maturity   and
     available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. The Company recognized no write downs in 2000 or 1999.

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

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2000 and 1999



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

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2000 and 1999



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

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2000 and 1999




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

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2000 and 1999




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     11.  Statements of Cash Flows

     The Company considers all cash and amounts due from depository institutions and interest-bearing deposits in other banks to be cash equivalents for purposes of the statements of cash flows.

     12.  Interest Rate Risk

     The Bank is engaged principally in providing first mortgage loans (both adjustable rate and fixed rate mortgage loans) and consumer loans to individuals (See Note C for the composition of the loan portfolio at March 31, 2000 and 1999). Mortgage and consumer loans and investment securities are funded primarily with short-term liabilities which have interest rates that vary with market rates over time. Net interest income and the market value of net interest-earning assets will fluctuate based on changes in interest rates and changes in the levels of interest-sensitive assets and liabilities. The actual duration of interest-earning assets and interest-bearing liabilities may differ significantly from the stated duration as a result of prepayment, early withdrawals, and similar factors.

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

     14.  Earnings Per Common Share

     Earnings per common share is computed under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Amounts reported as earnings per Common Share for the years ended March 31, 2000 and 1999 reflect earnings available to the common stockholders for the year, divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options, and are determined using the treasury stock method.

     15.  Comprehensive Income

     The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income represents the sum of net income and items of "other comprehensive income," which are reported directly in stockholders' equity, net of tax, such as the change in the net unrealized gain or loss on securities available for sale. While SFAS No. 130 does not require a specific reporting format, it does require that an enterprise display an amount representing total comprehensive income for each period for which an income statement is

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2000 and 1999




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     15.  Comprehensive Income - continued

     presented. In accordance with SFAS No. 130, the Company has reported comprehensive income and its components for 2000 and 1999, in the consolidated statements of changes in stockholders' equity. Accumulated other comprehensive income, which is included in stockholders' equity, net of tax, represents the net unrealized gain or loss on securities available for sale.

     The components of other comprehensive income and related tax effects are as follows:

                                                                                                          Years Ended
                                                                                                           March 31,
                                                                                                     2000           1999
                                                                                                     ----           ----

         Unrealized gains (losses) on securities
              available-for-sale                                                               $ (71,551)     $   (10,439)
         Reclassification adjustment for gains
              realized in income                                                                  (2,925)             --
                                                                                               ---------         ---------

                Net Unrealized losses                                                            (74,476)         (10,439)

         Tax benefit                                                                              11,982                --
                                                                                               ---------      ------------

              Net-of-tax-amount                                                                $ (62,494)     $    (10,349)
                                                                                               =========      ============

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

     17.  Reclassification

     Certain 1999 accounts have been reclassified to conform with the 2000 presentation.

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2000 and 1999




NOTE B - INVESTMENT AND MORTGAGED-BACKED SECURITIES

     Investment and mortgage-backed securities have been classified according to management's intent. The amortized cost of securities and their approximate fair values are as follows:

     Securities available-for-sale
     -----------------------------

                                          March 31, 2000                                   March 31, 1999
                           ------------------------------------------       ------------------------------------------
                                        Gross      Gross                                  Gross      Gross
                           Amortized Unrealized  Unrealized   Fair            Amortized Unrealized Unrealized   Fair
                             Cost       Gains      Losses     Value             Cost       Gains     Losses     Value
                             ----       -----      ------     -----             ----       -----     ------     -----

         U.S.
         government
         and federal
         agencies         $2,012,685  $      --  $ (61,805) $1,950,880       $1,399,476  $  2,137  $     --  $1,401,613


         Mortgage-
         backed
         securities          350,378         --    (18,074)    332,304          506,919        --    (7,540)    499,379
                          ----------  ---------  ---------  ----------       ----------  --------  --------  ----------

                          $2,363,063  $      --  $ (79,879) $2,283,184       $1,906,395  $  2,137  $ (7,540) $1,900,992
                          ==========  =========  =========  ==========       ==========  ========  ========  ==========


     Securities held-to-maturity
     ---------------------------

                                          March 31, 2000                                    March 31, 1999
                           ------------------------------------------      --------------------------------------------
                                        Gross       Gross                                  Gross      Gross
                           Amortized Unrealized  Unrealized   Fair            Amortized Unrealized Unrealized   Fair
                             Cost       Gains      Losses     Value             Cost       Gains     Losses     Value
                             ----       -----      ------     -----             ----       -----     ------     -----

         Mortgage-
         backed
         securities       $   23,997  $      --  $    (685) $   23,312       $  38,468   $     --  $   (132) $  38,336
                          ==========  =========  =========  ==========       =========   ========  ========  =========

     The following is a summary of maturities of securities held-to-maturity and available-for-sale as of March 31, 2000:

                                                      Securities held-to-maturity       Securities  available-for-sale
                                                      ---------------------------       -------------------------------
         Amounts maturing in:                         Amortized                            Amortized
                                                        Cost          Fair Value             Cost             Fair Value

         One year or less                          $         --      $         --       $       250,000    $      247,735
         After one year through five years                   --                --               350,000           335,119
         After five years through ten years                  --                --             1,117,836         1,078,965
         After ten years                                 23,997            23,312               645,227           621,365
                                                   ------------      ------------       ---------------    --------------
                                                   $     23,997      $     23,312       $     2,363,063    $    2,283,184
                                                   ============      ============       ===============    ==============

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2000 and 1999




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

     For the years ended March 31, 2000 and 1999 proceeds from the sale of securities held-to-maturity amounted to $-0-. Gross realized gain (loss) on securities available-for-sale amounted to $2,925 and $-0- for the years ended March 31, 2000 and 1999, respectively.

NOTE C - LOANS RECEIVABLE, NET

     The Company's loans receivable are summarized as follows:

                                                                                                           March 31,
                                                                                                     2000            1999
                                                                                                     ----            ----


         Conventional first mortgages on real estate (1-4 family)                           $   10,218,106   $    9,481,327
         Property improvement loans                                                                154,814          112,782
         Home equity loans                                                                       1,277,395          911,501
         Construction loans                                                                        166,669          219,992
         Loans to depositors, secured by savings                                                   142,062           74,098
         Consumer loans                                                                          6,034,776        6,242,686
         Commercial                                                                              3,877,248        2,337,890
                                                                                            --------------   --------------

                                                                                            $   21,871,070   $   19,380,276

         Allowance for loan losses                                                                (227,218)        (191,019)
         Loans in process                                                                               --               --
                                                                                            --------------   --------------
              Total loans receivable, net                                                   $   21,643,852   $   19,189,257
                                                                                            ==============   ==============


     An analysis of the allowance for loan losses is as follows:
                                                                                                           March 31,
                                                                                                     2000            1999
                                                                                                     ----            ----

         Balance, beginning of year                                                           $    191,019     $    122,000
         Loans charged off                                                                         (13,267)         (51,981)
         Recoveries                                                                                    966               --
         Provision for losses                                                                       48,500          121,000
                                                                                              ------------     ------------

         Balance, end of year                                                                 $    227,218     $    191,019
                                                                                              ============     ============

     At March 31, 2000 and 1999, the total recorded investment in impaired loans, all of which had allowances determined in accordance with SFAS No. 114 and No. 118 amounted to approximately $78,000 and $59,000, respectively. The average recorded investment in impaired loans amounted to approximately $19,600 and $34,000 for the years ended March 31, 2000 and 1999, respectively. The allowance for loan losses related to impaired loans amounted to $-0- at March 31, 2000 and 1999, respectively. Interest income on impaired loans of $6,723 and $2,050 was recognized for cash payments received in 2000 and 1999, respectively.

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2000 and 1999




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

              Balance, beginning of year                      $     460,035
              Additions                                             466,093
              Payments                                             (152,730)
              Change in status                                     (258,753)
                                                              -------------

              Balance, end of year                            $     514,645
                                                              =============

     Loans with carrying amounts of $-0- and $118,815 were transferred to foreclosed real estate in 2000 and 1999, respectively.


NOTE D - STOCK IN FEDERAL HOME LOAN BANK OF NEW YORK

     The Company has its savings shares insured by the Federal Savings and Loan Insurance Corporation. The Federal Home Loan Bank requires all participating savings and loan associations to purchase Federal Home Loan Bank stock in an amount equal to one percent (1%) of outstanding first mortgage loans.


NOTE E - ACCRUED INTEREST RECEIVABLE

     Accrued interest receivable is summarized as follows:
                                                             March 31,
                                                       2000            1999
                                                       ----            ----

         Loans                                  $     96,262     $     87,836
         Mortgage-backed securities                    1,949            3,173
         Investments and other                        27,908           16,796
                                                ------------     ------------

                                                $    126,119     $    107,805
                                                ============     ============

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2000 and 1999




NOTE F - PREMISES AND EQUIPMENT

     A summary of the Company's premises and equipment is as follows:

                                                             March 31,
                                                       2000            1999
                                                       ----            ----

         Land and building                      $    307,917     $    307,917
         Improvements                                130,894          130,294
         Equipment                                   299,618          285,666
                                                ------------     ------------
                                                     738,429          723,877
         Less accumulated depreciation               186,044          140,476
                                                ------------     ------------

                                                $    552,385     $    583,401
                                                ============     ============

     Depreciation   expense  for  2000  and  1999  was   $52,621  and   $32,189,
respectively.


NOTE G - FORECLOSED REAL ESTATE

     At March 31, 2000 and 1999, the Company had foreclosed real estate expected to be disposed of in the near term of $-0- and $118,815, respectively. In 2000 and 1999, foreclosure losses in the amount of $-0- and $30,000, respectively, were charged off to the allowance for loan losses.


NOTE H - DEPOSITS

     Deposit account balances at March 31, 2000 and 1999, are summarized as follows:

                                                                                        March 31,
                                                                           2000                            1999
                                                                -----------------------         --------------------------
                                                                   Amount           %             Amount             %
                                                                   ------           -             ------             -

         Balance by interest rate:
              Interest-bearing checking accounts            $       326,473        1.49%     $       492,011        2.55%
              Non-interest bearing checking accounts                862,774        3.94%             302,641        1.57%
              Passbook accounts                                   4,358,743       19.88%           3,395,145       17.62%
              Certificates of deposit                            16,374,512       74.69%          15,084,080       78.26%
                                                            ---------------       ------     ---------------       ------

                                                            $    21,922,502      100.00%     $    19,273,877      100.00%
                                                            ===============      =======     ===============      =======


     The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $1,333,000 and $1,362,000 at March 31, 2000 and 1999, respectively. Deposit amounts in excess of $100,000 are not Federally insured.

     Deposits from related parties held by the Company at March 31, 2000 and 1999 amounted to $583,487 and $486,649, respectively.

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2000 and 1999




NOTE H - DEPOSITS - Continued

     At march 31, 2000 scheduled maturities of certificates of deposit are as follows:

              March 31,    2001                               $     9,272,990
                           2002                                     4,606,695
                           2003                                     1,578,338
                           2004                                       238,512
                           2005                                         8,991
                           Thereafter                                 668,986
                                                              ---------------

                                                              $    16,374,512
                                                              ===============

     Interest expense for 2000 and 1999 was $11,407 and $7,352, respectively for interest-bearing checking accounts, $116,194 and $101,707, respectively for passbook accounts, and $919,690 and $783,528, respectively for certificates of deposit.



NOTE I - ADVANCES FROM THE FEDERAL HOME LOAN BANK

     Short-term Advances

        The Bank has short-term advances outstanding from the Federal Home Loan Bank as of March 31, 2000 and 1999 of $-0- and $250,000, respectively. The advance was paid on June 21, 1999 and interest was charged at a rate of 4.98%.

     Long-term Advances

       The Bank has long-term advances outstanding from the Federal Home Loan Bank as of March 31, 2000 and 1999 of $1,366,577 and $834,586,
       respectively. The advances bear interest ranging from 5.08% to 6.29% and have due dates ranging from December 18, 2000 to October 29, 2008. The long-term advances at March 31, 2000 are repayable as follows:

       Years ending March 31, 2001                         $       525,450
                              2002                                 281,158
                              2003                                 179,057
                              2004                                 190,388
                              2005                                  83,465
                              2006 - 2009                          107,059
                                                           ---------------

                                                           $     1,366,577
                                                           ===============

     The advances are collateralized by qualifying one to four family first mortgage loans (see note C).


NOTE J - INCOME TAXES

     The Company files federal and state income tax returns on a calendar year basis. If certain conditions are met in determining taxable income, the Company is allowed a special bad debt

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2000 and 1999




NOTE J - INCOME TAXES - Continued

     deduction based on specified experience formulas. The Company used the experience formula in 1999 and anticipates using the same method in 2000.

     Income tax expense (benefit) is summarized as follows:


                                                      Years Ended
                                                       March 31,
                                                 2000            1999
                                                 ----            ----

         Federal
              Current                        $        --    $    (2,206)
              Deferred                            12,129        (18,960)
                                             -----------    -----------
                                                  12,129        (21,166)

         State
              Current                        $     1,449    $     8,098
              Deferred                            (5,012)       (13,537)
                                             -----------    -----------
                                                  (3,563)        (5,439)
                                             -----------    -----------

                                             $     8,566    $   (26,605)
                                             ===========    ===========


     Taxes paid during the years ended March 31, 2000 and 1999, were $820 and $125, respectively.

     The provision for income taxes (benefit) differs from that computed by applying federal statutory rates to income (loss) before income tax expense, as indicated in the following analysis:

                                                             Years Ended
                                                              March 31,
                                                         2000           1999
                                                         ----           ----

    Expected tax provision (benefit) at 34%          $    14,373   $    (41,823)
    State franchise tax, net of federal tax benefit       (2,351)         7,307
    Other, net                                            (3,456)         7,911
                                                     -----------   ------------

                                                     $     8,566   $    (26,605)
                                                     ===========   ============


     Effective tax rate (benefit) for 2000 and 1999 was 34%.

     Deferred tax liabilities have been provided for taxable temporary differences related to depreciation and accrued interest receivable. Deferred tax assets have been provided for deductible temporary differences related to the allowance for loan losses, unrealized losses on securities available-for-sale,

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2000 and 1999




NOTE J - INCOME TAXES - Continued

     interest   receivable,   other   liabilities   and  a  net  operating  loss
     carryforward. The components of the net deferred tax asset is as follows:

                                                       March 31,
                                                  2000           1999
                                                  ----           ----

     Deferred tax asset
         Net operating loss                  $         --   $     25,067
         Unrealized loss on securities
              available-for-sale                   11,982             --
         Allowance for loan losses                 51,607         45,845
                                             ------------   ------------
                                                   63,589         70,912

     Deferred tax liabilities
         Interest receivable                      (14,347)       (25,873)
         Other                                     (4,780)        (5,442)
                                             ------------   ------------
                                                  (19,127)       (31,315)
                                             ------------   ------------

              Net deferred tax asset         $     44,462   $     39,597
                                             ============   ============

     Included in retained earnings at March 31, 2000 and 1999 is approximately $141,000 in bad debt reserves for which no deferred federal income tax liability has been recorded. These amounts represent allocations of income to bad debt deductions for tax purposes only. Reduction of these reserves for purposes other than tax bad-debt losses or adjustment arising from carryback of net operating losses would create income for tax purposes, which would be subject to the then-current corporate income tax rate. The unrecorded deferred liability on these amounts was approximately $48,000 at March 31, 2000 and 1999, respectively.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined). Management believes, as of March 31, 2000, that the Company and the Bank meets all capital adequacy requirements to which they are subject.

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2000 and 1999




NOTE K - REGULATORY MATTERS - Continued

     As of March  31,  2000,  the most  recent  notification  from the OTS,  the
     Company and the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Company will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification, except as disclosed in Note V, that management believes have changed the Company and the Bank's prompt corrective action category.


                                                                                                 To Be Well Capitalized
                                                                         For Capital             Under Prompt Corrective
                                             Actual                  Adequacy Purposes              Action Provisions
                                        -----------------           --------------------         ------------------------
                                         Amount     Ratio            Amount       Ratio             Amount        Ratio
                                        -----------------           --------------------         ------------------------
As of March 31,2000:
   Total Risk-Based Capital
     (to Risk-Weighted Assets)         $  2,256,554   13.0%         >=$1,393,900   >=8.0%        >=$1,742,300     >=10.0%
   Tier I Capital
     (to Risk-Weighted Assets)         $  2,029,336   11.6%         >=$ 696,900    >=4.0%        >=$1,045,400     >=6.0%
   Tier I Capital
     (to Adjusted Total Assets)        $  2,029,336    8.0%         >=$1,017,400   >=4.0%        >=$1,271,800     >=5.0%
   Tangible Capital
     (to Adjusted Total Assets)        $  2,029,336    8.0%         >=$ 508,700    >=2.0%        >=$508,700       >=2.0%


                                                                                                 To Be Well Capitalized
                                                                         For Capital             Under Prompt Corrective
                                             Actual                  Adequacy Purposes              Action Provisions
                                        -----------------           --------------------         ------------------------
                                         Amount     Ratio            Amount       Ratio             Amount        Ratio
                                        -----------------           --------------------         ------------------------
As of March 31, 1999:
   Total Risk-Based Capital
     (to Risk-Weighted Assets)         $  2,221,400   14.3%         >=$1,240,300   >=8.0%        >=$1,550,400    >=10.0%
   Tier I Capital
     (to Risk-Weighted Assets)         $  2,030,381   13.1%         >=$ 620,200    >=4.0%        >=$930,300      >=6.0%
   Tier I Capital
     (to Adjusted Total Assets)        $  2,030,381    9.0%         >=$ 906,800    >=4.0%        >=$1,133,500    >=5.0%
   Tangible Capital
     (to Adjusted Total Assets)        $  2,030,381    9.0%         >=$ 453,400    >=2.0%        >=$453,400      >=2.0%

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

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2000 and 1999




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

     The Company has not incurred any losses on its commitments in the years ended March 31, 2000 and 1999.


NOTE M - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTION

     In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying financial statements. Subsequent to March 31, 2000, certain shareholders of the Company filed a legal action against the Company and its Board of Directors. See Subsequent Events Note V for description of the litigation and the impact it may have upon the Company. In addition, various other legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company's consolidated financial statements.

     The Company had outstanding commitments to originate loans as follows:

                                               March 31, 2000                                   March 31, 1999
                                               --------------                                   --------------
                                 Fixed-Rate      Variable-Rate       Total        Fixed Rate      Variable Rate     Total
                                 ----------      -------------       -----        ----------      -------------     -----

         First-mortgage        $    195,000      $         --    $    195,000    $    794,303   $         --   $    794,303
                               ============      ============    ============    ============   ============   ============

     The interest rate on outstanding fixed-rate commitments at March 31, 2000, ranges between 7.9% and 8.38%.

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2000 and 1999




NOTE M - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTION -
         Continued

     At March 31, 2000, the Company had an unused line of credit with the Federal Home Loan Bank as follows:

         Companion (DRA) Commitment                         $    1,200,300
         Overnight line of credit                                1,200,300
                                                            --------------
                                                            $    2,400,600

     The Company's line of credit with the Federal Home Loan Bank expires on September 13, 2000.

     Related Party Transaction

     Customers (borrowers) of the Bank have obtained title insurance from Landmark Title Company. The Company's chairman of the Board is the sole owner of Landmark Title Company. During the years ended March 31, 2000 and 1999, Landmark Title Company received $-0- and $15,162 respectively in title insurance premiums as a result of mortgage closings at the Bank.


NOTE N - FAIR VALUES OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company financial instruments are as follows:

                                                                           March 31,
                                                           2000                                        1999
                                            ---------------------------------           -------------------------------
                                              Carrying               Fair                 Carrying        Fair
                                               Amount                Value                 Amount         Value
                                            ----------------   --------------           ----------   ------------------

     Financial assets:
           Cash                             $568,080           $568,080            $    295,582          $295,827
           Securities held-to-maturity        23,997             23,312                  38,468            38,336
           Securities available-for-sale   2,283,184          2,283,184               1,900,992         1,900,992
           Loans receivable, net          21,643,842         21,752,000              19,189,257        19,284,000
           Accrued interest receivable       126,119            126,119                 107,805           107,805

Financial liabilities:
            Deposits                      21,922,502         21,736,000              19,273,877        19,552,000
         Advance payments by
           borrowers for taxes
           and insurance                      84,745             84,745                 108,174           108,174
         Advances from the
           Federal Home Loan Bank          1,366,577          1,309,000               1,084,586         1,066,000


     The carrying amounts in the preceding table are included in the statement of financial condition under the applicable captions. The contract or notional amounts of the Company's financial instruments with off-balance-sheet risk are disclosed in Notes L and M and their carrying values

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2000 and 1999




NOTE N - FAIR VALUES OF FINANCIAL INSTRUMENTS - Continued


     represent fair value. No derivatives were held by the Company for trading purposes. It is not practicable to estimate the fair value of Federal Home Loan Bank (FHLB) stock because it is not marketable. The carrying amount of that investment is reported in the statements of financial condition.



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


NOTE P - EMPLOYEE STOCK OWNERSHIP PLAN

     Qualified employees of the Company and Bank participate in an Employee Stock Ownership Plan (the ESOP). In connection with the conversion described in note A1, the ESOP has borrowed from the Company, the proceeds of which were used to acquire 12,160 shares of the Company's common stock. The outstanding loan balance at March 31, 2000 and 1999 was $101,333 and $109,440, respectively. Interest charged on the loan is at the Bank's prime lending rate (9.00% at March 31, 2000). Contributions from the Bank are used by the ESOP to make payments of principal and interest on the loan. Under the terms of the ESOP, contributions are allocated to participants using a formula based upon compensation. Employees of the Company are eligible to participate in the ESOP after one year of service and attainment of twenty-one (21) years of age providing they worked at least 1,000 hours during the prior twelve (12) month period. Participants are fully vested after five years. Because the Company has provided the ESOP's borrowing, the unearned compensation is presented as a reduction of stockholders' equity in the accompanying consolidated balance sheets. On March 31, 2000 and 1999, 811 shares and 808 shares, respectively, were allocated to participants. ESOP contributions to the Bank, representing the fair value of allocated shares, charged to compensation and benefits expense in 2000 and 1999 were approximately $8,107 and $8,026, respectively. The fair value of the remaining unallocated shares at March 31, 2000 aggregated approximately $200,000.

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

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2000 and 1999




NOTE Q - EMPLOYEE BENEFIT PLAN - Continued

     equally over a five-year period. For the years ended March 31, 2000 and 1999, expense attributable to the Plan amounted to $8,861 and $5,011, respectively.


NOTE R -       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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


NOTE S - EARNINGS PER COMMON SHARE

     A reconciliation of the numerators and denominators for earnings per common share computations for the years ended March 31, 2000 and 1999 is as follows:

                                                                                       Years Ended March 31,
                                                                                      2000              1999
                                                                                      ----              ----
     Basic Earnings Per Share
         Net income (loss) available to common shareholders                       $     33,710     $    (96,404)
                                                                                  ============     ============

         Weighted average common shares outstanding                                    143,146          140,247
                                                                                  ============     ============

              Basic Earnings Per Share                                            $        .24     $      (.69)
                                                                                  ============     ===========

     Earnings Per Share Assuming Dilution
         Net income (loss) available to common shareholders                       $     33,710     $    (96,404)
                                                                                  ============     ============

         Weighted average common and dilutive
          potential common shares outstanding                                          150,806          140,247
                                                                                  ============     ============

                    Diluted Earnings Per Share                                         $   .22         $   (.69)
                                                                                       =======         ========

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2000 and 1999




NOTE T - STOCK COMPENSATION PLANS

     During the year ended March 31, 1999, shareholders approved a Stock Option Plan and a Recognition and Retention Plan for directors and key employees. Under the Stock Option Plan, the Company may grant options for up to 15,200 shares of authorized but currently unissued common stock. Both incentive stock and non-qualified stock options may be granted under the Plan. All options have a ten (10) year term and vest and became exercisable over a five (5) year period. Activity in the Stock Option Plan for 2000 and 1999 is as follows:

                                                             Options            Option Price
                                                           Outstanding            Per Share

         Outstanding at March 31, 1999                           6,860           $     13.00
              Granted (September 23, 1999)                       1,600                 13.00
              Exercised                                             --                    --
              Forfeited                                             --                    --
                                                           -----------           -----------
         Outstanding at March 31, 2000                           8,460           $     13.00
                                                           ===========           ===========

     In July 1998, the Shareholders approved an option plan with an exercise price equal to the market value of the Company's shares at the date of grant. The excess of market value over exercise price for approved options approximated $54,000. Compensation expense for the years ended March 31, 2000 and 1999 was $-0-. Options exercisable at March 31, 2000 and 1999 were 2,561 and 1,029, respectively.

     During 1999, the Company awarded 2,508 shares (6,080 authorized) of restricted stock under the Recognition and Retention Plan. The market value of shares awarded at the date of grant approximated $32,604 and has been recognized in the accompanying statement of condition as unearned stock based compensation. Compensation expense for the years ended March 31, 2000 and 1999 was $4,891 and $-0-, respectively. The market value of shares awarded will be recognized as compensation expense ratably over the 5-year restriction period, beginning one year after the grant date (July 22, 1998) as defined within the Plan.

     The Company has elected to account for its stock option plan in accordance with Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant dates for awards under the plan consistent with the method prescribed by Statement of Financial Accounting Standard No. 123, the Company's net income and earnings per share would have adjusted to the Pro forma amounts as follows:

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2000 and 1999




NOTE T - STOCK COMPENSATION PLANS - Continued

                                                       Years Ended March 31,
                                                      2000              1999
                                                      ----              ----

       Net income (loss)         As reported      $   33,710       $    (96,404)
                                 Pro forma        $   27,151       $   (100,548)

       Net income (loss)
            per share            As reported      $   .24          $    (.69)
                                 Pro forma        $   .19          $    (.72)

       Net income (loss)
            per share -          As reported      $   .22          $    (.69)
            assuming dilution    Pro forma        $   .18               (.72)

     The fair value of these options was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                        Years Ended March 31,
                                                        2000            1999
                                                        ----            ----

         Dividend yield                                  --%            --%
         Expected life                                5 years         5 years
         Expected volatility                          48.40%          24.57
         Risk-free interest rate                       5.80%           5.79%

     For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. Therefore, the foregoing pro forma results are not likely to be representative of reported net income (loss) of future periods due to additional years of vesting. The weighted-average fair value per share of options granted during the years ended March 31, 2000 and 1999 was $6.46 and $4.03, respectively.


NOTE U - AGREEMENT AND PLAN OF MERGER

     On February 21, 2000, the Company's Board of Directors' and the Board of Directors' of TrustCo Bank Corp NY and Landmark Acquisition Co. (a wholly-owned subsidiary of TrustCo Bank Corp. NY) entered into an Agreement and Plan of Merger (Agreement), subject to the approval of the Company's shareholders and the required regulatory approvals.

     The Agreement specifies that Landmark Acquisition Co. shall merge with and into the Company. Landmark Acquisition Company shall be the merging corporation in the Merger and its corporate identity and existence, separate and apart from the Company, shall cease upon consummation of the Merger. The Company shall be the surviving corporation in the Merger.

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2000 and 1999




NOTE U - AGREEMENT AND PLAN OF MERGER - Continued

     By virtue of the Merger and without any action on the part of TrustCo Bank Corp. NY, Landmark Acquisition Co. and the Company or their respective shareholders, each share of common stock of the Company issued and outstanding immediately prior to the merger shall be converted into the right to secure merger consideration in the amount of twenty-one dollars ($21.00). All of the common shares of the Company, outstanding prior to the merger, shall no longer be outstanding and shall be canceled and retired and shall cease to exist.

     Stock options issued and outstanding in accordance with the Company's Stock Option Plan shall, by reason of the Merger, cease to be outstanding and shall be converted into the right to secure cash in an amount equal to the difference between the merger consideration of $21.00 per share and the exercise price of the option.

     Restricted stock awards granted under the Company's Recognition and Retention Plan, by reason of the Merger shall cease to exist and shall be converted into the right to secure the merger consideration of $21.00 per share.

     In connection with the execution of the Agreement, the Company and TrustCo Bank Corp NY entered into a Stock Option Agreement, dated February 21, 2000, pursuant to which the Company granted TrustCo Bank Corp NY an option to purchase, subject to certain terms and conditions contained therein, up to an aggregate of 19.9% of the outstanding shares of the Company's common stock.

     In the opinion of management costs associated with the Merger will approximate $150,000. Merger expenses incurred as of March 31, 2000 were $71,133.


NOTE V - SUBSQUENT EVENTS

     Private Mortgage Investment Services, Inc. (PMIS) and its President, Charles F. Cefalu, are stockholders of the Company who last November 1999 approached the Company with a proposal to acquire a controlling interest in the Company in exchange for an unspecified amount of cash and a group of mortgages. That proposal was rejected by the Company's Board of Director's in December 1999.

     On April 17, 2000, Mr. Cefalu and PMIS filed legal action against the Company and its Board of Directors. The suit alleges that (1) the Company's Board of Directors violated its fiduciary duties to its stockholders by entering into a merger agreement with TrustCo Bank Corp NY (see Note U) and
     (2) the Agreement to vote in favor that each Company Board member entered into with TrustCo Bank Corp NY is subject to a voting limitation contained in the Company's Certificate of Incorporation. Based upon these allegations, the plaintiffs sought a preliminary and permanent injunction preventing any action in furtherance of the TrustCo Bank Corp NY merger agreement, a declaration that the merger agreement is void, damages in an amount not less than $1,000,000 and

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2000 and 1999




NOTE V - SUBSQUENT EVENTS - Continued

     costs and attorney's fees. Also on April 17, 2000, the court ordered an order to show cause temporarily restraining any action on the Agreement and Plan of the Merger (see Note U). On May 10, 2000, PMIS and a wholly-owned subsidiary, Investors and Lenders, LLC (Investors) filed a Schedule 14D with the Securities and Exchange Commissar formally commencing a tender offer. The tender offer is for a minimum of 100,000 shares or approximately 65% of the Company's outstanding shares at a price of $25.00 per share. The tender offer is subject to a number of contingencies, including the ability of Investors and PMIS to obtain financing and to obtain regulatory approval from the Office of Thrift Supervision.

     On May 16, 2000, a modified temporary restraining order was entered that permits the Company's Board of Directors' to respond to the tender offer in compliance with their duties and obligations under state and federal law, to issue a recommendation statement to the Company's stockholders comparing the Investors/PMIS offer with the Agreement and Plan of Merger (see Note
     U), and to communicate with TrustCo Bank Corp NY about the Merger and the tender offer.

     In the opinion of management and counsel at this preliminary stage of the litigation, it is not possible to predict the outcome of the action or the pending motions. The Company intends to vigorously oppose any efforts by plaintiffs to interfere with the ability of the Company's stockholders to vote on the Agreement and Plan of Merger with TrustCo Bank Corp NY (see note U) and to defend the action.

     In the opinion of management, the costs of defending the litigation referred to above will have a material and adverse impact on the Company's operations during the fiscal year ending March 31, 2001. Also, in the opinion of management the total actual costs associated with the litigation can not be reasonably estimated as of the statement date (May 16, 2000).

NOTE W - CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

     The following condensed statements of financial condition as of March 31, 2000 and 1999 and the condensed statement of operations and statement of cash flows for the two years then ended should be read in conjunction with the Consolidated Financial Statements and related notes.

                                                                                                   March 31,
                                                                                           2000               1999
                                                                                           ----               ----
STATEMENT OF FINANCIAL CONDITION
         Assets:
              Cash                                                                    $       13,121   $       12,359
              Investment in and advances to (from) Bank                                    1,881,720        1,939,139
              Other assets                                                                    51,509            9,987
                                                                                      --------------   --------------

                 Total assets                                                         $    1,946,350   $    1,961,485
                                                                                      ==============   ==============

         Liabilities                                                                  $        1,598   $       33,551
         Stockholders' Equity                                                              1,944,752        1,927,934
                                                                                      --------------   --------------

                 Total liabilities and stockholders' equity                           $    1,946,350   $    1,961,485
                                                                                      ==============   ==============

                     LANDMARK FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2000 and 1999




NOTE W - CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS -
      Continued

                                                                                                  Years Ended March 31,
                                                                                                 2000               1999
                                                                                                 ----               ----
     STATEMENT OF OPERATIONS
         Income:
              Income, including dividend from bank subsidiary of
                  $-0- in 2000 and $120,000- in 1999                                        $        8,704   $      132,903
              Expenses                                                                             130,772           46,444
              Income (loss) before income taxes and equity in earnings of Bank                    (122,068)          86,459
              Provision for income tax benefit                                                      42,284            7,056
                                                                                            --------------   --------------
              Income before equity in earnings of Bank                                             (79,784)          93,515
              Equity in earnings (loss) of Bank                                                    113,494          (69,922)
                                                                                            --------------   ---------------

                  Net income                                                                $       33,710   $       23,593
                                                                                            ==============   ==============

     STATEMENT OF CASH FLOWS
         Cash flows provided (used) by operating activities:
              Net income                                                                    $       33,710   $       23,593
              Adjustments to reconcile net income (loss) to
                  net cash used for operating activities
                      Equity in (earnings) loss of Bank                                           (113,494)          69,922
                      Amortization of stock based compensation                                       4,891               --
                      Other assets                                                                 (41,522)          (9,987)
                      Liabilities                                                                      651              947
                                                                                            --------------   --------------
                                                                                                  (115,764)          84,475
                                                                                            -------------- ----------------
         Cash flows provided (used) by investing activities:
              Investment in and advances from (to) Bank                                            108,419          (84,276)
              Principal payments on ESOP loan                                                        8,107            8,026
                                                                                            --------------   --------------
                                                                                                   116,526          (76,250)
                                                                                            --------------   --------------

                  Net increase in cash                                                                 762            8,225

         Cash, beginning of year                                                                    12,359            4,134
                                                                                            --------------   --------------

         Cash, end of year                                                                  $       13,121   $       12,359
                                                                                            ==============   ==============

Common Stock Information

The Common Stock of Landmark Financial Corp. is traded on the "pink sheets" under the symbol "LMFC.OB" At March 31, 2000 there were approximately 125 stockholders of record, including brokers, and 154,208 shares outstanding of which 12,160 are held by the Landmark Community Bank Employee Stock ownership Plan.


The following table sets forth the closing market price of the Company's Common Stock for the year ended March 31, 2000. At the current time the Company has no intention to pay dividends.


Fiscal 2000                                 High                        Low
-----------                                 ----                        ---

First Quarter                               $13.00                      $ 7.00

Second Quarter                              $13.25                      $11.87

Third Quarter                               $14.25                      $11.75

Fourth Quarter                              $20.00                      $13.25

Directors and Officers



Directors                              Officers

John R. Francisco                      Gordon E. Coleman
Chairman of the Board                  President & Chief Executive Officer

Gordon E. Coleman                      Paul S. Hofmann
                                       Vice President & Chief Financial Officer

Carl J. Rockefeller                    H. Stuart Larson
                                       Vice President - Consumer Lending

Patricia A. Symolon


F. Richard Ferraro


Frederick P. LaCoppola


Leila N. Salmon


Edward R. Jacksland


Frederick W. Lee

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

                                   EXHIBIT 21

                           SUBSIDIARIES OF THE COMPANY


Company                                     Percent Owned

Landmark Community Bank                     100%